Form 10-Q
period 1996-06-30
METROMAIL CORP
filed 1996-08-14
CIK 737755

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
      EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

                                      OR

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER 1-14348

                             METROMAIL CORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                              13-3015410
       (STATE OF INCORPORATION)         (I.R.S. EMPLOYER IDENTIFICATION NO.)

                 360 EAST 22ND STREET, LOMBARD, IL 60148-4989
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES INCLUDING ZIP CODE)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (630) 620-3300

                               ----------------

  Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES [] NO [ X ]

  Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

  Common Stock, par value $0.01 per share: 22,434,000 shares outstanding as of June 30, 1996.

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                                     INDEX

                                                                           PAGE
                                                                           ----
PART I--FINANCIAL INFORMATION

  Item 1. Financial Statements
    Consolidated and Combined Statements of Operations for the three and
     six month periods ended June 30, 1996 and 1995.......................   1
    Consolidated and Combined Balance Sheets as of June 30, 1996 and
     December 31, 1995....................................................   2
    Consolidated and Combined Statements of Cash Flows for the six month
     period ended June 30, 1996 and 1995..................................   3
    Notes to Consolidated and Combined Financial Statements...............   4
  Item 2. Management's Discussion and Analysis of Financial Condition and
   Results of Operations..................................................   4

PART II--OTHER INFORMATION

  Item 1. Legal Proceedings...............................................   7
  Item 2. Changes in Securities...........................................   *
  Item 3. Defaults Upon Senior Securities.................................   *
  Item 4. Submission of Matters to a Vote of Security Holders.............   8
  Item 5. Other Information...............................................   8
  Item 6. Exhibits and Reports on Form 8-K................................   8

- --------
*No response to this item is included herein for the reason that it is inapplicable or the answer to such item is negative.

                         PART I--FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS.

                      METROMAIL CORPORATION AND AFFILIATES

               CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

                                              THREE MONTHS       SIX MONTHS
                                             ENDED JUNE 30,    ENDED JUNE 30,
                                             ----------------  ----------------
                                              1996     1995     1996     1995
                                             -------  -------  -------  -------
                                              (THOUSANDS OF DOLLARS, EXCEPT
                                                     PER SHARE DATA)
Direct marketing sales...................... $55,959  $44,862  $97,853  $83,722
Reference sales.............................  13,387   11,531   25,862   22,503
                                             -------  -------  -------  -------
  Total net sales...........................  69,346   56,393  123,715  106,225
                                             -------  -------  -------  -------
Database and production costs...............  37,845   29,106   71,451   59,385
Amortization of goodwill....................   1,890    1,861    3,779    3,651
Selling expense.............................  13,569   10,682   25,390   21,027
General and administrative expenses.........   6,765    3,831   11,674    7,729
Provision for doubtful accounts.............     564      468      983      893
                                             -------  -------  -------  -------
  Earnings from operations..................   8,713   10,445   10,438   13,540
Interest expense--related party.............   4,833    5,127   10,178   10,095
Interest expense............................     271       10      331       10
Other expense (income)--net.................     (40)     (16)     (45)     (26)
                                             -------  -------  -------  -------
  Earnings (loss) before income taxes.......   3,649    5,324      (26)   3,461
Income taxes................................   2,165    2,860    1,377    2,730
                                             -------  -------  -------  -------
  Net income (loss)......................... $ 1,484  $ 2,464  $(1,403) $   731
                                             =======  =======  =======  =======
  Net income per share......................   $0.07    $0.11   ($0.06)   $0.03
                                             =======  =======  =======  =======


   See accompanying Notes to Consolidated and Combined Financial Statements.

                      METROMAIL CORPORATION AND AFFILIATES

                    CONSOLIDATED AND COMBINED BALANCE SHEETS

                                                JUNE 30, 1996 DECEMBER 31, 1995
                    ASSETS                      ------------- -----------------
                    ------                          (THOUSANDS OF DOLLARS)
Cash and equivalents                              $ 14,339        $    --
Receivables, less sales allowances and
 allowances for doubtful accounts of $4,514 in
 1996 and $3,965 in 1995                            69,138          68,438
Inventories                                          6,924           5,658
Prepaid expenses                                     5,529           7,449
Deferred income taxes                                  625             625
                                                  --------        --------
    Total current assets                            96,555          82,170
Net property, plant and equipment, at cost,
 less accumulated depreciation of $47,473 in
 1996 and $43,392 in 1995                           41,024          37,545
Goodwill and other intangibles, net of
 accumulated amortization of $75,475 in 1996
 and $66,614 in 1995                               254,385         252,526
Deferred income taxes                                  149             149
Other assets                                         7,666           6,331
                                                  --------        --------
    Total assets                                  $399,779        $378,721
                                                  ========        ========
     LIABILITIES AND SHAREHOLDERS' EQUITY
     ------------------------------------
Accounts payable                                  $  7,653        $  5,742
Accrued compensation                                 6,774           6,073
Short-term debt                                         35           1,884
Short-term debt and payables--Due to related
 parties                                               --          248,492
Deferred revenue                                     6,271           6,721
Other accrued liabilities                           21,107          19,206
                                                  --------        --------
    Total current liabilities                       41,840         288,118
Other noncurrent liabilities                         5,860           5,211
Shareholders' equity:
  Capital stock                                        224              86
  Additional paid-in capital                       379,141         111,779
  Retained deficit (includes cumulative
   adjustment for currency translation of $353
   in 1996 and $(237) in 1995)                     (27,286)        (26,473)
                                                  --------        --------
    Total shareholders' equity                     352,079          85,392
                                                  --------        --------
    Total liabilities and shareholders' equity    $399,779        $378,721
                                                  ========        ========


   See accompanying Notes to Consolidated and Combined Financial Statements.

                      METROMAIL CORPORATION AND AFFILIATES

               CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

                                                          SIX MONTHS ENDED
                                                              JUNE 30,
                                                         --------------------
                                                           1996       1995
                                                         ---------  ---------
                                                            (THOUSANDS OF
                                                              DOLLARS)
Cash flows provided by (used in) operating activities:
  Net income (loss) from operations..................... $  (1,403) $     731
  Depreciation and amortization of intangibles..........     9,162      7,051
  Amortization of goodwill..............................     3,780      3,651
  Other--net............................................        98        --
  Net change in assets and liabilities..................     3,331     (2,771)
                                                         ---------  ---------
        Net cash provided by operating activities.......    14,968      8,662
Cash flows used for investing activities:
  Capital expenditures..................................   (15,406)   (12,354)
  Other investments including acquisitions, net of cash.       --     (15,330)
                                                         ---------  ---------
        Net cash used for investing activities..........   (15,406)   (27,684)
Cash flows provided by (used for) financing activities:
  Borrowings and advances from related parties..........   129,210    160,832
  Repayments of borrowings and advances from related
   parties..............................................  (380,084)  (141,810)
  Decrease in short term borrowings.....................    (1,849)       --
  Proceeds from initial public offering.................   267,500        --
                                                         ---------  ---------
        Net cash provided by financing activities.......    14,777     19,022
                                                         ---------  ---------
Net Increase (decrease) in cash and equivalents.........    14,339        --
        Cash and equivalents at beginning of year.......       --         --
                                                         ---------  ---------
        Cash and equivalents at end of year............. $  14,339  $     --
                                                         =========  =========
The changes in assets and liabilities, net of balances
 assumed through acquisitions were as follows:
  Decrease (increase) in assets:
    Receivables--net.................................... $    (700) $   7,449
    Inventories--net....................................    (1,266)    (1,550)
    Prepaid Expenses....................................     1,920       (571)
    Other assets........................................    (1,335)       525
  Increase (decrease) in liabilities:
    Accounts payable....................................     1,911     (3,847)
    Accrued compensation................................       701     (2,075)
    Deferred revenue....................................      (450)      (984)
    Other accrued liabilities...........................     1,901        (12)
    Deferred income taxes...............................       --      (1,708)
    Other noncurrent liabilities........................       649          2
                                                         ---------  ---------
        Net change in assets and liabilities............ $   3,331  $  (2,771)
                                                         =========  =========

   See accompanying Notes to Consolidated and Combined Financial Statements.

                      METROMAIL CORPORATION AND AFFILIATES

                       NOTES TO CONSOLIDATED AND COMBINED
                              FINANCIAL STATEMENTS

  NOTE 1. The consolidated and combined financial statements included herein are unaudited and have been prepared by Metromail Corporation (the "Company") to conform with the requirements applicable to this Quarterly Report on Form 10-Q. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted as permitted by such requirements. However, the Company believes that the disclosures made are adequate to make the information presented not misleading. These consolidated and combined financial statements should be read in conjunction with the Company's Registration Statement on Form S-1 (No. 333-2042) that became effective on June 13, 1996.

  The consolidated and combined financial statements included herein reflect, in the opinion of the Company, all adjustments (which include only normal, recurring adjustments) necessary to present fairly the financial information for such periods.

  NOTE 2. On June 19, 1996, the Company completed an initial public offering of 13,800,000 shares of Common Stock (the "IPO"). Prior to the IPO, the Company had been a wholly-owned subsidiary of R.R. Donnelley & Sons Company ("R.R. Donnelley"). Approximately $247.4 million of the net proceeds of $267.4 million from the IPO were used to repay the amounts owed by the Company to R.R. Donnelley and the amounts owed by a subsidiary of the Company under a revolving credit facility. As a result of the repayment, short-term debt and short-term debt and advances-due to related party have been substantially eliminated from the June 30, 1996 balance sheet. This reduction in debt is expected to substantially reduce the Company's interest expense for the remainder of the year.

  As a result of the IPO, the amount of outstanding shares of common stock was increased 13,834,000 shares to 22,434,000 shares (including 34,000 of restricted shares granted to key executives) from 8,600,000 shares outstanding prior to the IPO. Additional paid-in capital was increased to $379.1 million primarily due to the proceeds from the IPO.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

 Three months ended June 30, 1996 compared to three months ended June 30, 1995

  Total net sales increased 23.0% to $69.4 million for the second quarter of 1996 from $56.4 million for the second quarter of 1995. This $13.0 million increase was comprised of a $11.1 million, or 24.7%, increase in direct marketing sales and a $1.9 million, or 16.1%, increase in reference sales. Approximately one half of the direct marketing sales growth resulted from the increase in International Communication & Data PLC ("ICD") sales (acquired in May 1995). Marketing database sales grew $2.4 million due to continuing strong demand for the AnalytiX product. The growth in reference services was due to a 25.1% increase in MetroNet and National Directory Assistance ("NDA") on-line services, while directory publishing services grew 11.3%.

  Database and production costs primarily represent expenses incurred to maintain the Company's database and customize data for client use, including salaries and wages, amortization of capitalized data costs, facility costs and depreciation of equipment. Database and production costs increased for the three months ended June 30, 1996 to $37.8 million, or 54.6% as a percentage of total net sales, from $29.1 million for the three months ended June 30, 1995, or 51.6% as a percentage of total net sales, primarily due to investment for growth in the NDA service, addition of ICD expenses, increased expenses related to an upgrade of computer capacity added in the second half of 1995 and increased survey data amortization expense.

  Selling expenses increased $2.9 million, or 27.0%, from the three month period ended June 30, 1995 and as a percentage of total net sales to 19.6% from 18.9% in the prior year period. The increase in selling expenses as a percentage of total net sales resulted primarily from the acquisition of ICD and the inclusion of their selling expenses related to the completion and sale of compiled data responses to their annual survey. The increase in the amount of selling expenses from 1995 to 1996 was due to the inclusion of ICD and increased selling expenses related to increased volume across the Company.

  General and administrative expenses grew $2.9 million, or 76.6%, from the three months ended June 30, 1995 and increased as a percentage of total net sales from 6.8% to 9.7% for the three months ended June 30, 1996. The increase in these expenses resulted primarily from the acquisition of ICD along with increased staff costs.

  Provision for doubtful accounts increased from the second quarter of 1995, commensurate with the growth in total net sales and remained constant as a percentage of net sales at 0.8%.

  Earnings from operations of $8.7 million decreased $1.7 million for the three months ended June 30, 1996 from $10.4 million for the three months ended June 30, 1995 due to the foregoing factors. Also, the Company's operating earnings for the second quarter 1995 benefited in an amount estimated at $2.0 million from the deferral of expenses from the second quarter of 1995 to the second half of 1995.

  Interest expense--related party, primarily paid to a subsidiary of R.R. Donnelley, decreased from the second quarter of 1996 by $0.3 million due to the elimination of the debt subsequent to completion of the IPO. Interest expense is expected to be substantially reduced for the remainder of the year.

  The Company's tax expense decreased $0.7 million compared to the second quarter of 1995 due to the reduction in earnings before income taxes. The effective tax rate exceeds the U.S. federal statutory rate primarily due to the effect of non-deductible goodwill amortization.

  Net income decreased $1.0 million to $1.5 million for the three months ended June 30, 1996 as a result of the foregoing factors.

 Six months ended June 30, 1996 compared to six months ended June 30, 1995

  Total net sales increased 16.5% to $123.7 million for the six months ended June 30, 1996 from $106.2 million for the six months ended June 30, 1995. This $17.5 million increase resulted from a $14.1 million, or 16.9%, increase in direct marketing sales and a $3.4 million, or 14.9%, increase in reference sales. Direct marketing sales growth was due to the increase in ICD sales of $7.1 million, an increase in marketing database sales of $3.3 million due to strong demand for the AnalytiX product and more modest increases across all other areas. Reference sales growth was primarily due to a 29.4% increase in the Company's MetroNet and NDA on-line services.

  Database and production costs increased from $59.4 million for the six months ended June 30, 1995, or 55.9% as a percentage of total net sales, to $71.4 million, or 57.8% as a percentage of total net sales, for the six months ended June 30, 1996. This growth was due to increased expenses related to the start up of the NDA services of $2.6 million, increased ICD expenses of $2.1 million, increased U.S. survey expenses and expenses related to the upgrade of computer capacity. The growth in database and production costs as a percentage of sales is primarily due to the expenses related to the NDA service, first introduced in 1995.

  Amortization of goodwill increased 3.5% to $3.8 million for the six months ended June 30, 1996. This increase reflected the increased goodwill related to the acquisition of ICD.

  Selling expenses increased $4.4 million, or 20.8%, from the first six months of 1995 and as a percentage of total net sales to 20.5% for the first six months of 1996 from 19.8% for the first six months of 1995. The increase in selling expenses as a percentage of total net sales resulted primarily from the acquisition of ICD and increased costs due to sales increases in the marketing database software and survey operations, where selling expenses as a percentage of total net sales is higher than for the Company's other operations.

  General and administrative expenses grew $3.9 million, or 51.1%, from the first six months of 1996, and increased as a percentage of total net sales from 7.3% to 9.4% for the six months ended June 30, 1996. The increase in these expenses resulted primarily from the acquisition of ICD and increased staff costs.

  Earnings from operations of $10.4 million decreased $3.1 million for the six months ended June 30, 1996 from $13.5 million for the six months ended June 30, 1995 due to the foregoing factors. Also, the Company's operating earnings for the first half of 1995 benefited in an amount estimated at $2.0 million from the deferral of expenses from the second quarter 1995 to the second half of 1995.

  Interest expense--related party, primarily paid to a subsidiary of R.R. Donnelley, increased $0.1 million due to higher average debt levels for the first six months of 1996. The higher debt levels were required to acquire ICD and to fund short-term working capital needs. Approximately $247.4 million of the net proceeds of $267.4 million from the IPO were used to reduce the Company's debt. Interest expense is expected to be substantially reduced for the remainder of the year.

  The Company's tax expense decreased $1.4 million compared to the six months ended June 30, 1995 due to the reduction in earnings before income taxes. The effective tax rate exceeds the U.S. federal statutory rate primarily due to the effect of non-deductible goodwill amortization.

  Net income decreased $2.1 million to a loss of $1.4 million for the six months ended June 30, 1996 as a result of the foregoing factors.

CHANGES IN FINANCIAL CONDITION

  For the first six months, operating cash flow (net income (loss) plus depreciation and amortization of $11.5 million) was up $0.1 million or 1.0% from the prior year period. The Company believes that cash flows from operations will be sufficient to fund its ongoing operations on a long-term basis and continued growth and investment. The Company expects the credit agreement described below to be available for seasonal cash needs and acquisitions.

  Capital expenditures for the first months totaled $15.4 million, an increase of $3.0 million over the first six months of 1995. Capital expenditures for the full year are expected to be approximately $30 million.

  The Company has entered into a credit agreement with a syndicate of banks (the "Credit Agreement") under which it will be entitled to borrow up to $45 million on a revolving credit basis. Borrowings under the Credit Agreement will mature in five years and will bear interest (i) at the prime rate announced by the bank acting as agent for the syndicate, (ii) at the LIBOR rate plus, depending on the Company's leverage ratio and fixed charge coverage ratio, up to 42.5 basis points per annum, or (iii) at a rate determined by competitive bidding. At June 30, 1996, there were no borrowings outstanding under the credit agreement.

OUTLOOK

  Historically, the Company's net sales build quarterly through the year, with the majority of net sales being achieved in the second half of a given year. In 1993, 1994 and 1995, total net sales of the Company during the second half of the year constituted 56.2%, 56.3% and 55.3%, respectively, of total net sales for the year.

  Many of the Company's expenses are incurred ratably throughout the year and, when combined with the quarterly revenue pattern discussed above, result historically in fluctuations in earnings from operations. Earnings from operations are strongest in the second half of the year. Earnings from operations in the second half of 1993, 1994 and 1995 constituted 80.7%, 70.4% and 55.6%, respectively, of total earnings from operations for the year. Had certain expense deferral actions discussed above in this Item 2 not been taken in the second quarter of 1995 (to the detriment of operating earnings for the second half of 1995) the Company estimates that the percentage of earnings from operations for the second half of 1995 would have been 62.1% of the full year's earnings from operations.

  Management expects the historical patterns of larger second half portions of the year's sales and operating earnings to occur again in 1996. In addition, compared to the first half of 1996 and to the last half of 1995, management expects significantly lower interest expense, the result of the debt repayment in June using the net proceeds received from the IPO.

                          PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

  In 1993, the Company purchased the assets of Computerized Marketing Technologies, Inc. and affiliated companies ("CMT") relating to a database created through the use of questionnaires distributed to consumers. Following this purchase, the Company continued CMT's practice of contracting with Computerized Image & Data Systems, Inc. ("CIDS") for CIDS to provide data input services with respect to completed surveys. CIDS had been subcontracting a portion of these services to a correctional facility maintained by the State of Texas. This facility was a major supplier of data input services to the State of Texas, including services with respect to voter registration and drivers' license records, and according to CIDS, was selected as a subcontractor, in part, because of the procedures followed by the facility to safeguard the information made available to the prisoners. In June 1994, the Company became aware of a report that a woman in Ohio, who apparently had completed a Company survey, had received a letter purporting to contain sexually explicit language from a convicted rapist held in the facility that provided data input services. Immediately after becoming aware of this report, the Company requested the third party to terminate its subcontract with the facility. On April 18, 1996, a complaint was filed in the District Court of Travis County, Texas (Beverly J. Dennis v. Metromail Corporation et al., Cause No. 96-04451) against the Company, R.R. Donnelley, CIDS, the Texas Department of Criminal Justice, the executive director of the Texas Department of Criminal Justice and the chairman of the Texas Board of Criminal Justice by the woman who allegedly had received the letter. The complaint alleges the following causes of action against the Company and R.R. Donnelley and certain of the other defendants: (1) defendants' conduct represented an intentional or reckless disregard of plaintiffs' safety; (2) the conduct of the Company, R.R. Donnelley and CIDS in inducing plaintiffs to provide information without disclosing to plaintiffs that such information would be provided to convicted felons constituted fraud; (3) defendants have been unjustly enriched by their actions; (4) defendants' conduct resulted in the invasion of plaintiffs' privacy; (5) defendants' conduct resulted in the infliction of severe emotional distress upon plaintiffs; and (6) defendants were grossly negligent in entrusting plaintiffs' information to convicted felons. In addition, the complaint alleged two causes of action solely against the Texas Department of Criminal Justice and the two state officials. The complaint seeks restitution, actual and exemplary damages in an unspecified amount and injunctive relief on behalf of the named plaintiff and a purported class consisting of all persons who completed Company surveys and whose completed surveys were processed by inmates in the Texas prison system from January 1, 1993 to the present time. The Company is not yet able to determine the number of persons comprising the purported class but believes the number of persons who completed surveys in this period and whose surveys were processed by such inmates could exceed 1.3 million. The Company intends to defend vigorously this suit. The Company had removed the case to the United States District Court for the Western District of Texas but the case was subsequently remanded to state court. The Company has filed a motion to dismiss all counts against it. If the motion is not granted, the Company intends to challenge certification of the class, and the Company believes that if such challenge is successful, this litigation would not have a material adverse effect on the Company. However, because this litigation is in its early stages, it is not possible to make a meaningful determination of the ultimate outcome or to make an estimate of the loss, if any, should the outcome be unfavorable. The Company has made a preliminary estimate that its costs of litigating the case will be $1.5 million. The Company's insurer has agreed to assume the defense of this case, subject to a reservation of rights to deny coverage. In the event the Company's insurer were to successfully deny coverage, R.R. Donnelley has agreed to pay the legal fees and expenses incurred by the Company in defending this case, but the Company would be responsible for any other amounts payable by it as a result of this case. Because of such agreements to pay such fees and expenses, such legal fees and expenses will not affect the Company's cash flows; however, if R.R. Donnelley were to pay such fees and expenses, applicable accounting principles would require the Company to recognize such fees and expenses as incurred and apply all payments by R.R. Donnelley in respect of such fees and expenses to additional paid-in capital. No assurances can be given that the costs of litigating this case will not exceed $1.5 million or that this litigation will not result in a material adverse effect on the Company's business, operating results or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  Prior to the IPO, the Company had been a wholly-owned subsidiary of R.R. Donnelley. During the second quarter of 1996, two special meetings of R.R. Donnelley, as sole stockholder of the Company, were held. At a special meeting held April 23, 1996, R.R. Donnelley approved the Amended and Restated Metromail Corporation 1996 Stock Incentive Plan. At a special meeting held June 7, 1996, R.R. Donnelley approved the Metromail Corporation 1996 Broad-Based Employee Stock Plan.

ITEM 5. OTHER INFORMATION.

  SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: Certain statements in this filing and elsewhere (such as in other filings by the Company with the Securities and Exchange Commission, press releases, presentations by the Company or its management and oral statements) may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors are discussed in the Company's Registration Statement (No. 333-2042) under "Risk Factors," and include, among other things, the possible emergence of governmental legislation or regulation or industry guidelines concerning certain aspects of the Company's business; the ability of the Company to retain its customers who generally do not operate under long-term contracts with the Company; the potential unpredictability of the Company's net sales due to seasonal and other factors which can lead to fluctuations in quarterly and annual operating results, especially because many expenses are incurred by the Company ratably throughout the year; the ability of the Company to keep pace with technological advancements in its industry; the efforts of certain individuals against the Company; the risk of damage to the Company's data centers or interruptions in the Company's telecommunications links; changes in postal rates and paper prices; competition within the Company's industry; and market and general economic factors.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

  (a) Exhibits

      3.1      Third Restated Certificate of Incorporation of the Company.(1)
      3.2      By-laws of the Company.(1)
     10.1      Form of Transition Services Agreement between the Company and
               R.R. Donnelley.(1)
     10.2      Form of Sales Agreement between the Company and R.R.
               Donnelley.(1)
     10.3      Form of Benefit Administration Services Agreement between the
               Company and R. R. Donnelley.(1)
     10.4      Form of Data Center Services Agreement between the Company and
               R.R. Donnelley.(1)
     10.5      Form of Tax Allocation and Indemnification Agreement between the
               Company and R. R. Donnelley.(1)
     10.6      Employment Agreement between the Company and Barton L.
               Faber.(1)(2)
     10.7      Employment Agreement between the Company and Susan L.
               Henricks.(1)(2)
     10.8      Retirement, Consulting and Release Agreement dated as of July
               26, 1995 among R.R. Donnelley, the Company and James D.
               McQuaid.(1)
     10.9      Employment Agreement dated June 16, 1994 between Customer
               Insight Company and Tery R. Larrew.(1)(2)
     10.10     Amended and Restated 1996 Stock Incentive Plan.(1)(2)
     10.11     1996 Broad-Based Employee Stock Plan.(1)(2)
     10.12     Form of Credit Agreement among the Company and certain
               Subsidiaries, as Borrower, the Banks named therein and the First
               National Bank of Chicago, as Administrative Agent.(1)
     11        Computation of Earnings per Share of Common Stock.
     27        Financial Data Schedule.

- --------
(1) Incorporated herein by reference to the Company's Registration Statement on Form S-1 (No. 333-2042), declared effective on June 13, 1996.

(2)Indicates a management contract or compensatory plan or agreement.

  (b) No Current Report on Form 8-K was filed by the Company during the second quarter of 1996.

                                   SIGNATURE

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                          Metromail Corporation

                                                 /s/ Kenneth A. Glowacki
                                          By __________________________________
                                            Kenneth A. Glowacki
                                            Vice President, Finance
                                            (Authorized Officer and
                                            Chief Accounting Officer)

Date: August 14, 1996

                                 EXHIBIT INDEX

  EXHIBIT
  NUMBER                        DOCUMENT DESCRIPTION                       PAGE
  -------                       --------------------                       ----
  3.1      Third Restated Certificate of Incorporation of the
           Company.(1)
  3.2      By-laws of the Company.(1)
 10.1      Form of Transition Services Agreement between the Company and
           R.R. Donnelley.(1)
 10.2      Form of Sales Agreement between the Company and R.R.
           Donnelley.(1)
 10.3      Form of Benefit Administration Services Agreement between the
           Company and R.R. Donnelley.(1)
 10.4      Form of Data Center Services Agreement between the Company and R.R. Donnelley.(1)
 10.5      Form of Tax Allocation and Indemnification Agreement between the Company and R.R. Donnelley.(1)
 10.6      Employment Agreement between the Company and Barton L.
           Faber.(1)(2)
 10.7      Employment Agreement between the Company and Susan L.
           Henricks.(1)(2)
 10.8      Retirement, Consulting and Release Agreement dated as of July
           26, 1995 among R.R. Donnelley, the Company and James D.
           McQuaid.(1)
 10.9      Employment Agreement dated June 16, 1994 between Customer
           Insight Company and Tery R. Larrew.(1)(2)
 10.10     Amended and Restated 1996 Stock Incentive Plan.(1)(2)
 10.11     1996 Broad-Based Employee Stock Plan.(1)(2)
 10.12     Form of Credit Agreement among the Company and certain
           Subsidiaries, as Borrower, the Banks named therein and the
           First National Bank of Chicago, as Administrative Agent.(1)
 11        Computation of Earnings per Share of Common Stock............   11
 27        Financial Data Schedule......................................   12

- --------
(1) Incorporated herein by reference to the Company's Registration Statement on Form S-1 (No. 333-2042), declared effective on June 13, 1996.
(2) Indicates management contract or compensatory plan or arrangement.