Form 10-Q
period 1996-09-30
METROMAIL CORP
filed 1996-11-13
CIK 737755

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

                                      OR

             [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

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

  Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

  Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

  Common Stock, par value $.01 per share: 22,437,000 shares outstanding as of September 30, 1996.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                     INDEX

                                                                           PAGE
                                                                           ----
PART I--FINANCIAL INFORMATION
  Item 1. Financial Statements
    Consolidated and Combined Statements of Operations for the three and
     nine month periods ended September 30, 1996 and 1995.................   1
    Consolidated and Combined Balance Sheets as of September 30, 1996 and
     December 31, 1995....................................................   2
    Consolidated and Combined Statements of Cash Flows for the nine month
     period ended September 30, 1996 and 1995.............................   3
    Notes to Consolidated and Combined Financial Statements...............   4
  Item 2. Management's Discussion and Analysis of Financial Condition and
   Results of Operations..................................................   4
PART II--OTHER INFORMATION
  Item 1. Legal Proceedings...............................................   8
  Item 2. Changes in Securities...........................................   *
  Item 3. Defaults Upon Senior Securities.................................   *
  Item 4. Submission of Matters to a Vote of Security Holders.............   *
  Item 5. Other Information...............................................   8
  Item 6. Exhibits and Reports on Form 8-K................................   8

--------
* No response to this item is included herein for the reason that it is inapplicable or the answer to such item is negative.

                         PART I--FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS.

                      METROMAIL CORPORATION AND AFFILIATES

               CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

                                            THREE MONTHS
                                                ENDED        NINE MONTHS ENDED
                                            SEPTEMBER 30,      SEPTEMBER 30,
                                           ----------------  ------------------
                                            1996     1995      1996      1995
                                           -------  -------  --------  --------
                                           (THOUSANDS OF DOLLARS, EXCEPT PER
                                                      SHARE DATA)
Direct marketing sales.................... $54,820  $48,018  $152,673  $131,740
Reference sales...........................  13,410   13,105    39,272    35,608
                                           -------  -------  --------  --------
  Total net sales.........................  68,230   61,123   191,945   167,348
                                           -------  -------  --------  --------
Database and production costs.............  37,345   35,202   108,796    94,587
Amortization of goodwill..................   1,894    1,875     5,673     5,526
Selling expense...........................  11,942   11,829    37,332    32,856
General and administrative expenses.......   5,463    4,474    17,137    12,203
Provision for doubtful accounts...........     693      476     1,676     1,369
                                           -------  -------  --------  --------
  Earnings from operations................  10,893    7,267    21,331    20,807
Interest expense--related party...........     --     5,323    10,178    15,418
Interest expense..........................     256      --        587        10
Other (income)--net.......................     (97)     (69)     (142)      (95)
                                           -------  -------  --------  --------
  Earnings before income taxes............  10,734    2,013    10,708     5,474
Income taxes..............................   4,787    1,465     6,164     4,195
                                           -------  -------  --------  --------
  Net income.............................. $ 5,947  $   548  $  4,544  $  1,279
                                           =======  =======  ========  ========
  Net income per share.................... $  0.27  $  0.02  $   0.20  $   0.06
                                           =======  =======  ========  ========


   See accompanying Notes to Consolidated and Combined Financial Statements.

                      METROMAIL CORPORATION AND AFFILIATES

                    CONSOLIDATED AND COMBINED BALANCE SHEETS

                                                     SEPTEMBER 30, DECEMBER 31,
                       ASSETS                            1996          1995
                       ------                        ------------- ------------
                                                       (THOUSANDS OF DOLLARS)
Cash and equivalents................................   $ 24,834      $    --
Receivables, less sales allowances and allowances
 for doubtful
 accounts of $4,569 in 1996 and $3,965 in 1995......     76,984        68,438
Inventories.........................................      7,255         5,658
Prepaid expenses....................................     11,879         7,449
Deferred income taxes...............................        625           625
                                                       --------      --------
    Total current assets............................    121,577        82,170
Net property, plant and equipment, at cost, less
 accumulated
 depreciation of $49,739 in 1996 and $43,392 in
 1995...............................................     43,553        37,545
Goodwill and other intangibles, net of accumulated
 amortization of
 $80,838 in 1996 and $66,614 in 1995................    250,443       252,526
Deferred income taxes...............................        177           149
Other assets........................................      8,305         6,331
                                                       --------      --------
    Total assets....................................   $424,055      $378,721
                                                       ========      ========
        LIABILITIES AND SHAREHOLDERS' EQUITY
        ------------------------------------
Accounts payable....................................   $  6,006      $  5,742
Accrued compensation................................      7,076         6,073
Short-term debt.....................................        --          1,884
Short-term debt and advances--due to related
 parties............................................        --        248,492
Deferred revenue....................................      6,866         6,721
Other accrued liabilities...........................     25,104        19,206
                                                       --------      --------
    Total current liabilities.......................     45,052       288,118
Long-term debt......................................     16,639           --
Other noncurrent liabilities........................      5,860         5,211
                                                       --------      --------
    Total noncurrent liabilities....................     22,499         5,211
Shareholders' equity:
  Capital stock.....................................        224            86
  Additional paid-in capital........................    378,055       111,779
  Retained deficit (includes cumulative adjustment
   for currency
   translation of $(83) in 1996 and $(237) in 1995).    (21,775)      (26,473)
                                                       --------      --------
    Total shareholders' equity......................    356,504        85,392
                                                       --------      --------
    Total liabilities and shareholders' equity......   $424,055      $378,721
                                                       ========      ========

   See accompanying Notes to Consolidated and Combined Financial Statements.

                      METROMAIL CORPORATION AND AFFILIATES

               CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

                                                           NINE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                           ------------------
                                                             1996      1995
                                                           --------  --------
                                                             (THOUSANDS OF
                                                               DOLLARS)
Cash flows provided by (used in) operating activities:
  Net income from operations.............................. $  4,544  $  1,279
  Depreciation and amortization of intangibles............   14,369    10,329
  Amortization of goodwill................................    5,673     5,526
  Other--net..............................................      154     1,046
  Net change in assets and liabilities....................   (8,616)   (2,149)
                                                           --------  --------
      Net cash provided by operating activities...........   16,124    16,031
Cash flows used for investing activities:
  Capital expenditures....................................  (23,967)  (21,783)
  Other investments including acquisitions, net of cash...      --    (15,330)
                                                           --------  --------
      Net cash used for investing activities..............  (23,967)  (37,113)
Cash flows provided by (used for) financing activities:
  Borrowings and advances from related parties............  131,592   232,249
  Repayments of borrowings and advances from related
   parties................................................ (380,084) (215,102)
  Increase in borrowings..................................   14,755       --
  Proceeds from initial public offering...................  266,414       --
  Capital contribution--related party.....................      --      3,935
                                                           --------  --------
      Net cash provided by financing activities...........   32,677    21,082
                                                           --------  --------
  Net increase in cash and equivalents....................   24,834       --
                                                           --------  --------
      Cash and equivalents at beginning of year...........      --        --
      Cash and equivalents at end of period............... $ 24,834  $    --
                                                           ========  ========
The changes in assets and liabilities, net of balances
 assumed through
 acquisitions were as follows:
  Decrease (increase) in assets:
    Receivables--net...................................... $ (8,546) $   (510)
    Inventories--net......................................   (1,597)   (8,179)
    Prepaid expenses......................................   (4,430)    2,911
    Deferred income taxes.................................      (28)     (626)
    Other assets..........................................   (1,974)      844
  Increase (decrease) in liabilities:
    Accounts payable......................................      264    (4,943)
    Accrued compensation..................................    1,003    (1,931)
    Deferred revenue......................................      145        93
    Other accrued liabilities.............................    5,898    11,411
    Deferred income taxes.................................      --     (1,121)
    Other noncurrent liabilities..........................      649       (98)
                                                           --------  --------
      Net change in assets and liabilities................ $ (8,616) $ (2,149)
                                                           ========  ========

   See accompanying Notes to Consolidated and Combined Financial Statements.

                     METROMAIL CORPORATION AND AFFILIATES

                      NOTES TO CONSOLIDATED AND COMBINED
                             FINANCIAL STATEMENTS

NOTE 1.

  The consolidated and combined financial statements included herein are unaudited and have been prepared by Metromail Corporation (the "Company") to conform with the requirements applicable to this Quarterly Report on Form 10-
Q. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted as permitted by such requirements. However, the Company believes that the disclosures made are adequate to make the information presented not misleading. These consolidated and combined financial statements should be read in conjunction with the Company's Registration Statement on Form S-1 (No. 333-2042) that became effective on June 13, 1996.

  The consolidated and combined financial statements included herein reflect, in the opinion of the Company, all adjustments (which include only normal, recurring adjustments) necessary to present fairly the financial information for such periods.

NOTE 2.

  On June 19, 1996, the Company completed an initial public offering of 13,800,000 shares of Common Stock (the "IPO"). Prior to the IPO, the Company had been a wholly-owned subsidiary of R.R. Donnelley & Sons Company ("R.R. Donnelley"). Approximately $247.4 million of the net proceeds of $267.4 million from the IPO were used to repay the amounts owed by the Company to a subsidiary of R.R. Donnelley and the amounts owed by a subsidiary of the Company under a revolving credit facility. The reduction in debt is expected to substantially reduce the Company's interest expense for the remainder of the year.

  As a result of the IPO, the amount of outstanding shares of Common Stock was increased 13,834,000 shares to 22,434,000 shares (including 34,000 restricted shares granted to key executives) from 8,600,000 shares outstanding prior to the IPO. Additional paid-in capital was increased to $379.1 million primarily due to the proceeds from the IPO.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

 Three months ended September 30, 1996 compared to three months ended September 30, 1995

  Total net sales increased 11.6% to $68.2 million for the third quarter of 1996 from $61.1 million for the third quarter of 1995. This $7.1 million increase was comprised of a $6.8 million, or 14.2%, increase in direct marketing sales and a $0.3 million increase in reference sales. Within the traditional direct marketing services of list, list enhancement, and U.S. survey, sales increased $3.1 million reflecting growth across all of these areas. Lettershops sales increased $1.2 million. Marketing database sales, through the Company's wholly owned subsidiary, Customer Insight Company, grew $2.0 million due to continuing strong demand for the AnalytiX(R) database software product. The growth in reference services was due to a 15.6% increase in the Company's MetroNet(R) and National Directory Assistance ("NDA") on-line services, offset by a 6.6% decline in directory publishing services due to the late receipt of information from a third party supplier needed to timely publish certain of the directories.

  Database and production costs primarily represent expenses incurred to maintain the Company's database and to customize data for client use, including salaries and wages, amortization of capitalized data costs, facility costs and depreciation of equipment. Database and production costs increased for the three months ended September 30, 1996 to $37.3 million, or 54.7% as a percentage of total net sales, from $35.2 million for the three months ended September 30, 1995, or 57.6% as a percentage of total net sales. The $2.1 million increase was due to investment for growth in the NDA on-line services and marketing database services, increased survey data amortization, increased production costs related to increased volume for the lettershops and increased directory publishing costs. The improvement in the percentage to net sales was due to the effect of sales growth related to the increased computer capacity added mid year 1995, the cost of which remained relatively fixed through the current period. The improvement was also due to the negative impact on the third quarter of 1995 of expense deferrals from the second quarter of 1995 into the third and fourth quarters of 1995, as described below.

  Selling expense of $11.9 million increased $0.1 million from the three month period ended September 30, 1995, but decreased as a percentage of total net sales to 17.5% from 19.4% in the prior year period. The improvement in the expense as a percentage of net sales was due to increased efficiencies across the sales organizations.

  General and administrative expenses grew $1.0 million, or 22.2%, from the three months ended September 30, 1995, and increased as a percentage of total net sales from 7.3% to 8.0% for the three months ended September 30, 1996 due to increased staff costs associated with being a stand alone public company.

  Provision for doubtful accounts increased from the third quarter of 1995, essentially in line with the growth in total net sales, and increased as a percentage of net sales from 0.8% in 1995 to 1.0% in 1996.

  Earnings from operations of $10.9 million increased $3.6 million for the three months ended September 30, 1996 from $7.3 million for the three months ended September 30, 1995 due to the foregoing factors and due to a $1.0 million negative impact in the third quarter of 1995 from the deferral of approximately $2.0 million of expenses from the second quarter of 1995 to the third and fourth quarters of 1995.

  Interest expense-related party, primarily paid to a subsidiary of R.R. Donnelley, of $5.3 million for the three months ended September 30, 1995 was zero for the three months ended September 30, 1996 due to the elimination of the related party debt subsequent to completion of the IPO.

  The Company's tax expense increased $3.3 million compared to the third quarter of 1995 due to the increase in earnings before income taxes. The effective tax rate exceeds the U.S. federal statutory rate primarily due to the effect of non-deductible goodwill amortization.

  Net income increased $5.4 million to $5.9 million for the three months ended September 30, 1996 as a result of the foregoing factors.

 Nine months ended September 30,1996 compared to nine months ended September 30, 1995

  Total net sales increased 14.7% to $191.9 million for the nine months ended September 30, 1996 from $167.3 million for the nine months ended September 30, 1995. This $24.6 million increase resulted from a $21.0 million, or 15.9%, increase in direct marketing sales and a $3.6 million, or 10.3%, increase in reference sales. Direct marketing sales growth was due to $7.7 million of additional sales in the U.K. survey business due to growth and the inclusion in 1996 of a full nine months of sales of International Communication & Data PLC ("ICD") (acquired in May 1995). Additional direct marketing growth was due to increased database marketing sales of $5.2 million due to strong demand for the AnalytiX(R) database software product, increased lettershop volume of $1.8 million and more modest increases across the traditional direct marketing services of list, list enhancement, and U.S. survey. Reference services sales growth was primarily due to a 23.8% increase in the Company's MetroNet(R) and NDA on-line services, offset by lower sales growth in directory publishing services.

  Database and production costs increased from $94.6 million for the nine months ended September 30, 1995, or 56.5% as a percentage of total net sales, to $108.8 million, or 56.7% as a percentage of total net sales, for the nine months ended September 30, 1996. This growth was due to increased expenses related to the start up of the NDA on-line services of $4.7 million, increased ICD expenses of $2.5 million, increased directory publishing costs, increased costs to support the growth in marketing database services, increased U.S. survey expenses and expenses related to the upgrade of computer capacity, and increased production costs to support the increased volume for the lettershops. The increase in the database and production costs as a percentage to sales was due to the expenses related to the NDA on-line services, first introduced in 1995, and expenses incurred to continue building the BehaviorBank database through the U.S. survey, offset by increased sales across the other areas of the business coupled with minimal increases in database and production costs due to the relatively fixed cost nature of the business.

  Amortization of goodwill increased slightly to $5.7 million for the nine months ended September 30, 1996 reflecting the increased goodwill related to the acquisition of ICD in May 1995.

  Selling expense increased $4.5 million, or 13.6%, from the first nine months of 1995 and decreased as a percentage of total net sales to 19.5% for the first nine months of 1996 from 19.6% for the first nine months of 1995. The increase in the amount was due to the increase in sales and related expense across all operations and from the acquisition of ICD where selling expenses as a percentage of total net sales is higher than the Company's other operations.

  General and administrative expenses grew $4.9 million, or 40.4%, from the first nine months of 1995 and as a percentage of total net sales from 7.3% to 8.9% for the nine months ended September 30, 1996. The increase resulted primarily from the acquisition of ICD and increased staff costs associated with being a stand alone public company.

  Earnings from operations of $21.3 million for the nine months ended September 30, 1996 increased $.5 million from $20.8 million for the nine months ended September 30, 1995 due to the foregoing factors.

  Interest expense-related party, primarily paid to a subsidiary of R.R. Donnelley, decreased $5.2 million due to the use of the IPO proceeds to repay the amounts owed to a subsidiary of R.R. Donnelley.

  Interest expense of $0.6 million resulted from borrowings under a credit agreement with a syndicate of banks (see Changes in Financial Condition) required to pay related party debt for ICD and provide for operating funds in the U.K.

  The Company's tax expense increased $2.0 million compared to the first nine months ended September 30, 1995 due to the increase in earnings before income taxes. The effective tax rate exceeds the U.S. Federal statutory rate primarily due to the effect of non-deductible goodwill amortization.

  Net income increased $3.3 million to $4.5 million for the nine months ended September 30, 1995 as a result of the foregoing factors.

CHANGES IN FINANCIAL CONDITION

  For the first nine months, operating cash flow (net income plus depreciation and amortization) of $24.6 million increased $7.4 million, or 43.5%, from the prior year period. The Company believes that cash flows from operations will be sufficient to fund its ongoing operations on a long-term basis, as well as continued growth and investment. The Company expects the credit agreement described below to be available for seasonal cash needs and acquisitions.

  Capital expenditures for the first nine months totaled $24.0 million, an increase of $2.2 million over the first nine months of 1995. Capital expenditures for the full year are expected to be approximately $30 million.

  The Company has entered into a credit agreement with a syndicate of banks (the "Credit Agreement") under which it will be entitled to borrow up to $45 million on a revolving credit basis. Borrowings under the Credit Agreement will mature in 2001 and will bear interest (i) at the prime rate announced by the bank acting as agent for the syndicate, (ii) at the LIBOR rate plus, depending on the Company's leverage ratio and fixed charge coverage ratio, up to 42.5 basis points per annum, or (iii) at a rate determined by competitive bidding. At September 30, 1996, there was $16.6 million outstanding under the credit agreement resulting from the repayment of related party debt for ICD and to provide operating funds for the U.K.

OUTLOOK

  Historically, the Company's net sales build quarterly through the year, with the majority of net sales being achieved in the second half of a given year. In 1993, 1994 and 1995, total net sales of the Company during the second half of the year constituted 56.2%, 56.3% and 55.3%, respectively, of total net sales for the year.

  Many of the Company's expenses are incurred ratably throughout the year and, when combined with the quarterly revenue pattern discussed above, result historically in fluctuations in earnings from operations. Earnings from operations are strongest in the second half of the year. Earnings from operations in the second half of 1993, 1994 and 1995 constituted 80.7%, 70.4% and 55.6%, respectively, of total earnings from operations for the year. Had certain expense deferral actions discussed above in this Item 2 not been taken in the second quarter of 1995 (to the detriment of operating earnings for the second half of 1995), the Company estimates that the percentage of earnings from operations for the second half of 1995 would have been approximately 62.1% of the full year's earnings from operations.

  Management expects the historical patterns of larger second half portions of the year's sales and operating earnings to occur again in 1996. In addition, compared to the first half of 1996 and to the last half of 1995, management expects significantly lower interest expense, the result of the debt repayment in June using the net proceeds received from the IPO.

                          PART II--OTHER INFORMATION

  ITEM 1. LEGAL PROCEEDINGS.

  The Company has previously reported that it is a party to a lawsuit filed in the District Court of Travis County, Texas, entitled Beverly J. Dennis v. Metromail Corporation et al., Cause No. 96-04451. Refer to Part II, Item 1 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 for additional disclosure regarding this lawsuit.

  ITEM 5. OTHER INFORMATION.

  Certain statements in this filing and elsewhere (such as in other filings by the Company with the Securities and Exchange Commission, press releases, presentations by the Company or its management and oral statements) may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Refer to the Company's Registration Statement (No. 333-2042) under "Risk Factors," and Part II, Item 5 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 for a description of such factors.

  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

  (a) EXHIBITS

    27Financial Data Schedule.

  (b) No Current Report on Form 8-K was filed by the Company during the third quarter of 1996.

                                   SIGNATURE

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                          Metromail Corporation

                                                  /s/ Kenneth A. Glowacki
                                          By___________________________________
                                            Kenneth A. Glowacki
                                            Vice President, Finance
                                            (Authorized Officer and
                                            Chief Accounting Officer)

Date: November 13, 1996