Form 10-K
period 1996-12-31
METROMAIL CORP
filed 1997-03-07
CIK 737755

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

(Mark
One)

  [X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
           OF THE SECURITIES EXCHANGE ACT OF 1934. [NO FEE REQUIRED]

                  For the fiscal year ended December 31, 1996

                                      OR
  [_]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                      For the Transition period from  to

                        COMMISSION FILE NUMBER 1-14348

                               ----------------

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

                               ----------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                       NAME OF EACH EXCHANGE
        TITLE OF EACH CLASS             ON WHICH REGISTERED
        -------------------           -----------------------
       COMMON STOCK, $.01             New York Stock Exchange
        PAR VALUE PER SHARE
       PREFERRED STOCK PURCHASE       New York Stock Exchange
       RIGHTS

       SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE Indicate by check mark whether Metromail Corporation (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Metromail Corporation was required to file such reports) and (2) has been subject to
such filing requirements for the past 90 days. YES [X]   NO [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [_]

  The aggregate market value of the voting stock held by non-affiliates of Metromail Corporation as of January 31, 1997 was approximately $281,432,250 (based on closing sale price of $20.625 as reported for the New York Stock Exchange-Composite Transactions).

  The number of shares of Metromail Corporation's common stock, $.01 par value per share, outstanding as of January 31, 1997, was 22,311,900.

                               ----------------

                      DOCUMENTS INCORPORATED BY REFERENCE

  PORTIONS OF THE PROXY STATEMENT FOR METROMAIL CORPORATION'S 1997 ANNUAL MEETING OF STOCKHOLDERS TO BE HELD ON APRIL 24, 1997 ARE INCORPORATED BY REFERENCE IN PART III.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                             CROSS REFERENCE SHEET
                                      AND
                               TABLE OF CONTENTS

                                                                    PAGE NO. OR
                                                                     REFERENCE
                                                                    -----------
 PART I
 ITEM 1.  BUSINESS................................................        1
 ITEM 2.  PROPERTIES..............................................        8
 ITEM 3.  LEGAL PROCEEDINGS.......................................        8
 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS...        9
 ITEM 4A. EXECUTIVE OFFICERS OF METROMAIL CORPORATION.............       10
 PART II
 ITEM 5.  MARKET FOR METROMAIL CORPORATION'S COMMON EQUITY AND
          RELATED STOCKHOLDER MATTERS.............................       11
 ITEM 6.  SELECTED FINANCIAL DATA.................................       12
 ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS.....................       13
 ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.............       17
 ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE.....................       37
 PART III
 ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF METROMAIL
          CORPORATION.............................................       37
 ITEM 11. EXECUTIVE COMPENSATION..................................       37
 ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT..............................................       37
 ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..........       37
 PART IV
 ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K................................................       37

                                    PART I

ITEM 1: BUSINESS.

  Metromail Corporation ("Metromail" or the "Company") is a leading provider of direct marketing and reference products and services in the United States and the United Kingdom. Metromail helps its customers identify and reach targeted audiences utilizing its comprehensive, proprietary consumer database encompassing more than 90% of the households in the United States, as well as providing database marketing software and related services. The Company provides its information, information services and software services to a wide variety of organizations engaged in direct mail, telephone and target marketing, as well as to clients who desire specific reference and information services. The Company's clients include Fortune 500 companies, as well as numerous mid-size and small businesses.

  Metromail was incorporated under the laws of the State of Delaware in 1979. It is a successor to several predecessor businesses, including a list development business that was started in 1946. The Company became a public company in 1984 and remained so until mid-1987 when it was acquired by
R. R. Donnelley & Sons Company ("R. R. Donnelley"). The Company has made several acquisitions, including the acquisition in 1994 of the assets of Customer Insight Company, a company that develops PC-based marketing oriented database solutions ("CIC"). Data by Design, a database marketing consulting service in the United Kingdom ("DBD"), and International Communication & Data Plc, a compiler of lists in the United Kingdom primarily through the use of surveys ("ICD"), were acquired by R. R. Donnelley in 1994 and 1995, respectively. The Company managed the United Kingdom operations since their acquisition by R. R. Donnelley, with ownership being transferred to the Company in early 1996. On June 19, 1996, Metromail completed an initial public offering of 13,800,000 shares of its common stock (the "IPO"), resulting in the reduction of R. R. Donnelley's ownership in the Company to approximately 38.4%.

PRODUCTS AND SERVICES

  Metromail provides two general categories of products and services to its clients: Direct Marketing Services (including database marketing software and services, list enhancement services, list development and personalization printing and lettershop services) and Reference Services (including on-line services and directory publishing). Direct Marketing Services accounted for 80.2%, 80.0% and 80.7% of the Company's total net sales in the years ended December 31, 1994, 1995 and 1996, respectively, and Reference Services accounted for 19.8%, 20.0% and 19.3% of total net sales in 1994, 1995 and 1996, respectively.

 Direct Marketing Services

  Database Marketing Software and Services. Metromail, through CIC, provides PC-based database marketing products and services to clients that possess a large amount of internal and external data and need a way to assemble and analyze the data to determine their appropriate marketing initiatives. The Company's software products are designed to enable each client to maintain its database on its own personal computer for quick desktop access to information. Alternatively, the client can choose to have the Company house the client's database on the mainframe computer in the Company's Lombard, Illinois data center and, with the use of the Company's proprietary MetroBase software loaded on the client's personal computers, analyze the files contained in the client's database and generate desired reports through on-line access.

  The Company targets a variety of industries for these software products and services, focusing on the financial services, telecommunications, catalog, publishing, cable television, transportation, entertainment and travel-related services industries. The Company currently supports over 2,000 installations of these products at over 340 client sites.

  The Company's software products provided by CIC are licensed to clients, generally for a three-year period. A substantial portion of the license fee is paid at the time the license agreement is entered into with the balance due upon completion of installation. In addition, the Company collects an annual license and maintenance fee that is approximately 20% of the initial license fee. In connection with some installations, the Company, as a service, purchases and re-sells to the client certain computer equipment such as storage devices and other peripherals.

  List Enhancement Services. The Company improves the quality of lists or databases provided by its clients by eliminating duplicate names, correcting addresses and ZIP codes and appending additional information, such as telephone numbers or other marketing-related characteristics, to the lists or databases.

  Metromail's list enhancement services enable a client to process information utilized in direct mail campaigns. These processes help the Company's clients identify persons on lists supplied by the client likely to respond favorably to the client's mailing, improve the delivery of the items mailed and reduce the postage costs of a direct mail campaign. Typically, a client sends to the Company hundreds of lists, aggregating millions of names that have been rented from list brokers or other sources and the client's current customer list. Using its computer resources and proprietary software, the Company consolidates these lists, corrects addresses and ZIP codes and eliminates duplicate names (the merge/purge process). A client can enhance this consolidated list by incorporating certain of the characteristics contained in the Company's database and/or INSOURCE, an enhancement database that combines Metromail's National Consumer Database and other proprietary databases with the consumer databases of Experian Information Solutions Inc. (formerly TRW Target Marketing Services) to provide in-depth information on approximately 95 percent of all U.S. households. INSOURCE, introduced in late 1996, is able to append more than 300 data variables to customer records, including hobbies, interests, product preferences and investment, educational and occupational information. Metromail believes INSOURCE is the most complete enhancement database currently available in the market.

  The Company also uses its database to enhance a client's proprietary customer list and to make that list more deliverable. The Company has non-exclusive licenses from the United States Postal Service for certain services, such as National Change of Address, Delivery Sequence File and Locatable Address Conversion System, to facilitate these processes. These enhancements usually include adding information from the Company's database, eliminating undeliverable addresses and verifying households at a particular address. ZIP codes and addresses on a proprietary list can be corrected and telephone numbers can be added. In addition, the Company saves its clients money on the mailing of these enhanced lists by carrier route coding, ZIP code presorting and overlaying 9-digit ZIP codes.

  The Company provides list enhancement services to approximately 400 clients annually, most of whom are involved in continuity marketing (e.g., record clubs), financial services, insurance, magazine and book publishing, mail order and catalog merchandising or retail. The Company provides these services primarily from its facilities in Lombard, Illinois.

  List Development Services. The Company assists clients in implementing cost-effective direct marketing strategies by creating for its clients lists of those individuals and households in the client's trade area having the characteristics that fit the marketing strategy and are most likely to respond favorably to the client's marketing efforts. Metromail provides customized list development services to two primary groups of clients: sales promotion and mail order organizations. Sales promotion clients generally have determined the characteristics of their target customers and provide the Company with a trade area definition and a customer profile. The Company then uses its computer software and database to identify the individuals and households in the customer's trade area who have the characteristics that the client has specified and compiles a list of those individuals and households.

  Mail order clients use the Company's marketing services and statistical software to identify the geographic, demographic and other marketing characteristics in the Company's database that singly and in combination describe the best prospects for the client's direct marketing campaign. The Company reviews the client's customer files and direct marketing experience, as well as syndicated research, publicly available marketing data, and relevant historical information and marketing research in the Company's database. In addition, the Company may design, conduct and analyze market surveys or test mailings. From this research and testing the Company defines relevant market segments and their respective sizes and ranks these segments according to their relative potential value to the client.

  The Company provides lists to approximately 15,000 clients annually. The Company generates most of its list sales from sales to consumer goods manufacturers, financial institutions, magazine publishers, mail order houses and not-for-profit organizations. These lists are used for targeted mailings, telephone marketing campaigns and statistical samplings. Except for test mailings, these list orders range in size from 500 to 20 million households and prices generally range from $7 to $250 per thousand names, although requests for certain information may be as high as $1,000 per thousand names. Lists are generally delivered in the form of computer tape or mailing labels. The Company provides its list development services from its facilities in Lincoln, Nebraska.

  Personalization Printing and Lettershop Services. Metromail's personalization printing and lettershop services frequently are used in conjunction with list development and enhancement services provided by the Company. In 1996, 22 of the Company's top 25 list development and enhancement clients used these services in addition to its list services. The Company provides processing and mailing services to direct mail advertisers from facilities located in Mt. Pleasant, Iowa; Rutland, Vermont; Seward, Nebraska; and Lincoln, Nebraska.

  Personalization printing involves applying addresses and variable text to direct mail pieces. Lettershop services consist of forms trimming, folding, affixing special items (such as coins, medallion or cards), inserting materials into envelopes, polywrapping, applying address labels and mailing. In connection with these services, the Company uses both addresses generated from its own database and addresses provided by its customers. Lettershop services are typically contracted for on an individual mailing basis. Contracts range in size from relatively small test mailings and statistical samplings to major promotions of up to 25 million pieces.

  The Company is one of the largest providers of commercial lettershop services in the United States. At its three lettershop facilities, the Company has the capacity to insert material in more than 6.5 million envelopes per day, package 10 million product samples per month and polywrap 26 million packages per month. The Company has installed and improved special equipment in its production facilities that permits production of a high volume of polywrapped advertising materials. The Company has also established an integrated computerized system of scheduling, production and inventory control.

  The Company's lettershop services processed over 1.2 billion pieces of mail in 1996. To expedite mailing of materials, United States Postal Service personnel have been permanently assigned to each of the lettershop facilities.

 Reference Services

  On-Line Services. Metromail offers a number of services that involve the need for immediate electronic access to information contained in the Company's database. The most important of these services are the Company's MetroNet and National Directory Assistance ("NDA") services.

  The Company's MetroNet service provides users with on-line or electronic access to the Company's MetroNet Master file (a subset of the Company's database), change of address files, business listings and regional Bell operating companies' electronic directory assistance databases. These services are marketed primarily to collection agencies, consumer finance companies and credit card issuers. This service is used by many of the Company's clients to confirm certain information that is contained on credit applications submitted to them (such as name and address, but not credit history).

  The Company's NDA services provide on-line access to a database consisting of more than 108 million residential, business and government listings, as well as on-line access to the electronic directory assistance databases maintained by the regional Bell operating companies. The Company markets these services, which were commenced in 1995, to telephone companies, operator service providers and other organizations with high-volume directory assistance needs. To date the Company has entered into contracts to provide these services to approximately 25 clients. The Company is in various stages of testing with some of these clients and at the end of 1996 was sending invoices to 23 clients for services being provided by the Company.

  Directory Publishing Services. Metromail publishes the Cole directories, local "reverse" directories covering approximately 150 urban and suburban areas in the United States and Canada, including New York, Boston, Philadelphia, Dallas and Houston. These directories, which contain approximately 32 million residential and business listings, are available either in printed form or on CD-ROM. The directories are derived from the Company's database and contain listings arranged by street address and telephone number. Many of the directories also include census demographic data on a neighborhood basis and historical data, such as duration of residence.

  The Company has approximately 48,000 clients annually for the printed Cole directories and approximately 3,000 clients for its Cole and MetroSearch CD-ROM products. The clients for these products are principally collection agencies, financial institutions, government agencies, insurance brokers and agents, local merchants such as home improvement businesses, and real estate brokers. The Cole directories are primarily used by clients to market products or services to prospects or to identify individuals at specific addresses or telephone numbers within a specific geographic area. The Cole directories are supplied on an annual subscription basis for prices ranging from $75 to over $600, depending on the size of the market. In 1996, approximately 73% of leases for Cole directories were renewed.

  The Company publishes, prints and binds the Cole directories at its Lincoln, Nebraska facility. In addition, the Company provides certain printing and binding services for other publishers of short-run directories.

  Cole(R), MetroBase(R), Metromail(R), Metromail's National Consumer Data Base(R), MetroNet(R), MetroSearch(R) and NDA(R) are registered trademarks of Metromail; AnalytiX(R) is a registered trademark of Customer Insight Company; BehaviorBank is a service mark of Metromail; Explore is a trademark of Customer Insight Company; INSOURCE is a service mark of Metromail and Experian Information Solutions Inc.; and Windows(R) is a registered trademark of Microsoft Corporation.

INTERNATIONAL OPERATIONS

  Metromail's international operations currently consist primarily of its operations in the United Kingdom of ICD, one of Britain's leading consumer lifestyle and financial list developers and providers, and DBD, a provider of database marketing consulting services. ICD acquires consumer lifestyle data primarily through mailed surveys. During 1996, ICD received lifestyle data for
3.5 million individuals, bringing the number of individuals included in the company's lifestyle file to 8.6 million. Another ICD product, the British Investor Database, is compiled from share registers and contains 7.7 million share transactions. More than 2,000 companies either sponsor survey questions or rent data from ICD. Through DBD, ICD also offers a range of high value analytical and consultancy services.

METROMAIL'S DATABASE

  Metromail maintains and continually updates a large proprietary database that contains geographic, demographic, individual and other marketing information on over 90% of the households in the United States. The Company believes that its database is one of the most complete, highest quality and up-to-date direct marketing databases in the United States and is a principal reason that clients use the Company's list development and enhancement services. This database contains numerous characteristics relating to the individuals and households reflected in the database in addition to name, address and telephone number. Examples of these characteristics include age, length of residence at a particular address, dwelling unit type, gender of the head of household, presence of other family members, estimated household income and home ownership.

  The Company has been accumulating data for almost 50 years, and management believes that its processes of gathering data from numerous sources and modifying and updating its database represent a significant competitive advantage for the Company.

  Metromail derives the data included in its database from a wide variety of publicly available sources and proprietary, third-party providers. With the exception of self-reported data which the Company obtains primarily through the use of consumer surveys, the Company does not collect data directly from consumers. Among the publicly available sources used by the Company are the "white pages" (the Company's primary source of names, addresses and telephone numbers), public records of driver's license registrations, real estate transactions and U.S. census data. The Company has arrangements with numerous third parties that provide proprietary data to the Company. These providers include certain of the Company's clients that provide the Company with data relating to their recent direct marketing experiences.

  In 1993, the Company began collecting data directly from consumers in response to surveys. The Company distributes to consumers, primarily through co-op mailings, package inserts and magazine inserts, survey questionnaires in various forms. These questionnaires solicit information from the recipients such as standard demographic information, product preferences, purchasing habits, activities, hobbies and interests, brand awareness and medical ailments. Questionnaires can be tailored to address specific marketing concerns of the Company's clients by developing specific survey questions which seek the desired information. Survey respondents complete and return questionnaires to the Company because they become eligible to receive offers of coupons, samples and information from manufacturers, pharmaceutical companies, financial institutions and other service providers. Incentives such as sweepstakes offers, prizes and extensions to subscribed services are also provided when appropriate to increase response rates. The Company provides disclosure to potential survey respondents regarding the intended use of the data thereby reducing privacy concerns because respondents are voluntarily completing the surveys acknowledging that they understand how the information may be used. The Company does not use the information collected through surveys for its reference services and has stated that it will not do so unless disclosure is provided in the survey regarding the use of such information for reference services. The Company expects to continue to expand its use of surveys as a data collection method. As indicated above under "International Operations," the Company is using the survey method as a means to develop its database in the United Kingdom.

  The Company is dedicated to being a leader in ethical management of consumer data. It has developed information management practices applicable to its direct marketing services and its reference services. The Company believes that responsible data management includes collecting, using and disseminating information by fair, ethical and lawful means and respecting the requests of individuals for information the Company possesses about them and any requests that their names be suppressed in the Company's database so that they do not receive unwanted marketing solicitations.

COMPETITION

  The markets in which Metromail competes are highly competitive and fragmented. While a number of large companies and many smaller competitors provide certain of the direct marketing, database marketing and reference services provided by the Company, the Company believes that it provides the broadest range of these types of services of any company in the direct marketing services, database marketing services and reference services industries.

  In list development and list enhancement services, Metromail competes on the basis of the quality, accuracy and completeness of its database, its market analysis and segmentation capabilities and the other list enhancement services it offers. The Company competes in marketing database services on the basis of the quality of its software products. The Company competes in lettershop services on the basis of the capabilities and efficiencies of its equipment and employees, which enable it to handle large and complicated orders in a timely manner. Price is also a competitive factor for all the direct marketing services the Company provides. In reference services, Metromail competes on the basis of the quality, accuracy and scope of the information contained in its database, the quality of its customer service and price. With respect to its on-line services, two critical competitive factors are the ability to be contacted by the user and the response time.

REGULATION

  Although the manner in which Metromail collects, uses and transfers certain types of data is regulated in certain respects at the federal level and by certain states, as described below, Metromail's business is not currently subject to direct regulation by any government agency, other than regulations applicable to businesses generally, including regulations concerning the environment.

  In response to concerns about individual privacy and the collection, distribution and use of information about individuals, the Direct Marketing Association (the "DMA"), which is the leading trade association of direct marketers, has established certain guidelines for fair information practices which it recommends be followed by participants in the direct marketing industry. The Company was actively involved in the formulation of the DMA's guidelines, and many of the Company's significant direct marketing clients have adopted and implemented such guidelines. In addition, the Company has adopted and is implementing information management practices, principles and procedures which supplement those of the DMA. One of the guidelines suggested by the DMA is that direct marketers refrain from soliciting by mail or telephone those individuals who have contacted the DMA and have asked that they not be the subject of unrequested solicitations. To make compliance with this guideline possible, the DMA maintains the Mail Preference Service and the Telephone Preference Service, consisting of lists of those individuals who have notified the DMA that they wish to "opt out" of receiving mail or telephone solicitations. The DMA makes these lists available to participants in the direct marketing industry who subscribe to these services. The Company is a subscriber and receives updated lists from the DMA monthly and promptly suppresses in its database all information concerning the individuals who appear on the DMA lists.

  Privacy concerns have also led to increased federal and state regulation of the collection, use and transfer of information about individuals and of direct marketers and their activities. Examples of laws regulating the use of information include laws adopted by a number of states precluding the use of information derived from voter registration records, real estate files and driver's licenses and the federal Driver's Privacy Protection Act of 1994, which becomes effective in September 1997. Under this act, each state will be prohibited from disclosing personal information contained in motor vehicle department records for bulk use in surveys, marketing or solicitations, unless the state has implemented a procedure whereby each driver has the opportunity to prohibit such use of information about such driver. Examples of laws regulating direct marketers and their activities include: state laws requiring telemarketers to be bonded or registered; a Federal Trade Commission regulation prohibiting telemarketers from making a call to a person who previously has stated that he or she does not wish to receive a call made by or on behalf of the seller whose goods or services are being offered; and federal and state restrictions on the use by telemarketers of automatic dialing and artificial voices or prerecorded messages.

  In May, 1996, a bill seeking to restrict the sale of data was introduced in the United States Congress. The Children's Privacy Protection and Parental Empowerment Act sought to prohibit list brokers (including the Company) from knowingly selling or purchasing personal information (defined to include name, address and telephone number) about a child (defined to be a person under 16 years old) without the written consent of a parent of that child. This bill failed to become enacted into law in 1996. The Company believes that this bill or a similar bill will be reintroduced in 1997.

  In 1996, Congress asked the Federal Reserve Board (the "FRB") to examine the availability to the general public of sensitive consumer identification information, including social security numbers, mother's maiden names, prior addresses and dates of birth. The FRB invited companies to respond to questions relating to the collection, maintenance and use of sensitive data. With the exception of month and year of birth, the Company does not distribute data that is the subject of the FRB's inquiry.

  The Federal Trade Commission (the "FTC") continues to conduct workshops and studies on the protection and use of personal information. These workshops and studies examine the collection and availability of personal information on the internet and on "look-up" services and the collection and availability of children's information. The Company has been actively working with the FTC on these and other issues. FTC Commissioners have stated publicly that they prefer industry self-regulation over government regulations.

  Because of the possibility of increased regulation brought on by privacy concerns, the Company collects certain data directly from individuals, who agree that their information may be used for direct marketing and other purposes. Although the Company intends to continue to pursue actively the collection of self-reported data, the percentage of data in the Company's current database that constitutes self-reported data is small.

  The Company is not aware of any generally accepted industry guidelines for the use of information on individuals in connection with the Company's reference services. The Company has adopted its own privacy principles for its reference services.

  Certain of the reference services provided by the Company to certain credit card issuer associations and their member banks are subject to the Fair Credit Reporting Act ("FCRA"). Amendments to the FCRA, scheduled to become effective on September 30, 1997, provide consumers with easier access to their credit reports, facilitate the correction of errors in reports and address the issue of "prescreening," a procedure used by creditors in some direct marketing programs.

CUSTOMERS AND SEASONALITY

  The Company's business is based on long-standing client relationships. Although sales are not guaranteed under long-term contracts, a substantial portion of the Company's net sales is derived from clients that the Company has served for many years. Net sales to the top 25 clients (almost all of which have been clients for five or more years) amounted to $65.9 million in 1994, $68.6 million in 1995 and $75.4 million in 1996. Net sales to the top 25 clients accounted for 33.7%, 28.9% and 26.8% of total net sales in 1994, 1995 and 1996, respectively, as the Company expanded into new products and services across all operations. No single client accounted for more than 10% of total net sales in any of these years. The Company's business is somewhat seasonal. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Outlook".

COMPUTER OPERATIONS

  The Company's data centers run on computer systems designed to provide advanced processing capabilities, provide flexibility to meet the Company's and its clients' changing needs and contain costs. The Company's mainframe computer system consists of two IBM ES9000 computers, one located at the Lombard data center and one located at the Lincoln data center. The IBM ES9000 computer located at the Lincoln data center has 223 MIPS (millions of instructions per second) of processing power and the IBM ES9000 located at the Lombard data center has 270 MIPS of processing power. The ES9000 platform allows for expansion of processing capacity to approximately 3,000 MIPS, without significant infrastructure changes. Other data center components include robotic tape subsystems, DASD and high-speed laser, LED and compact printers. The Company also supports alternate platforms from IBM, Hewlett Packard and Sequent, which have approximately a terabyte of DASD attached to them.

  In 1996, the Company completed a major redesign of the file structure of its database. This redesign, which commenced in 1994, takes advantage of new relational software and parallel processing hardware technology. The new database structure is expected to reduce the costs and time of adding newly acquired data to the database, permit concurrent processing of a number of separate jobs and reduce processing times.

EMPLOYEES

  As of December 31, 1996, the Company had approximately 3,080 employees, of whom approximately 2,975 were located in the United States and approximately 105 were located in the United Kingdom. The domestic employees included approximately 275 officers and managerial employees, approximately 275 employees engaged in sales or sales support and approximately 210 programmers, system engineers and systems analysts. The domestic employees also include approximately 1,360 hourly employees, most of whom are engaged in providing lettershop services. The Company employs part-time workers as needed, primarily in lettershop services.

  None of the Company's employees is covered by a collective bargaining agreement. The Company believes that its relations with its employees are good.

ITEM 2: PROPERTIES.

  The Company's principal executive offices and one of the Company's data centers are located at 360 East 22nd Street, Lombard, Illinois 60148, where the Company leases a 115,000 square foot facility pursuant to a lease expiring in 2001 and a 19,000 square foot facility pursuant to a lease expiring in 2000. The Company also owns a 233,000 square foot facility in Lincoln, Nebraska, which includes the Company's second data center, and lettershop facilities in Mt. Pleasant, Iowa (211,000 square feet); Seward, Nebraska (161,000 square feet); and Rutland, Vermont (113,000 square feet). The Company leases its 31 regional sales offices pursuant to leases that in general have three-year terms. The Company's marketing database services operate from a 54,000 square foot leased facility in the Denver, Colorado area. The Company's main phone number is (630) 620-3300 and its internet address is http://www.metromail.com.

ITEM 3: LEGAL PROCEEDINGS.

  In 1993, the Company purchased the assets of Computerized Marketing Technologies, Inc. and affiliated companies ("CMT") relating to a database created through the use of questionnaires distributed to consumers. Following this purchase, the Company continued CMT's practice of contracting with Computerized Image & Data Systems, Inc. ("CIDS") for CIDS to provide data input services with respect to completed surveys. CIDS had been subcontracting a portion of these services to a correctional facility maintained by the State of Texas. This facility was a major supplier of data input services to the State of Texas, including services with respect to voter registration and drivers' license records, and according to CIDS, was selected as a subcontractor, in part, because of the procedures followed by the facility to safeguard the information made available to the prisoners. In June 1994, the Company became aware of a report that a woman in Ohio, who apparently had completed a Company survey, had received a letter purporting to contain sexually explicit language from a convicted rapist held in the facility that provided data input services. Immediately after becoming aware of this report, the Company requested the third party to terminate its subcontract with the facility. On April 18, 1996, a complaint was filed in the District Court of Travis County, Texas (Beverly J. Dennis v. Metromail Corporation et al., Cause No. 96-04451) against the Company, R. R. Donnelley, CIDS, the Texas Department of Criminal Justice, the executive director of the Texas Department of Criminal Justice and the chairman of the Texas Board of Criminal Justice by the woman who allegedly had received the letter. The complaint alleges the following causes of action against the Company and R. R. Donnelley and certain of the other defendants: (1) defendants' conduct represented an intentional or reckless disregard of plaintiffs' safety; (2) the conduct of the Company, R.
R. Donnelley and CIDS in inducing plaintiffs to provide information without disclosing to plaintiffs that such information would be provided to convicted felons constituted fraud; (3) defendants have been unjustly enriched by their actions; (4) defendants' conduct resulted in the invasion of plaintiffs' privacy; (5) defendants' conduct resulted in the infliction of severe emotional distress upon plaintiffs; and (6) defendants were grossly negligent in entrusting plaintiffs' information to convicted felons. In addition, the complaint alleged two causes of action solely against the Texas Department of Criminal Justice and the two state officials. The complaint seeks restitution, actual and exemplary damages in an unspecified amount and injunctive relief on behalf of the named plaintiff and a purported class consisting of all persons who completed Company surveys and whose completed surveys were processed by inmates in the Texas prison system from January 1, 1993 to the present time. The Company is not yet able to determine the number of persons comprising the purported class but believes the number of persons who completed surveys in this period and whose surveys were processed by such inmates could exceed 1.3 million. The Company intends to defend vigorously this suit. The Company had removed the case to the United States District Court for the Western District of Texas but the case was subsequently remanded to state court. The Company has filed a motion to dismiss all counts against it. If the motion is not granted, the Company intends to challenge certification of the class, and the Company believes that if such challenge is successful, this litigation would not have a material adverse effect on the Company. However, because this litigation is in its early stages, it is not possible to make a meaningful determination of the ultimate outcome or to make an estimate of the loss, if any, should the outcome be unfavorable. The Company has made a preliminary estimate that its costs of litigating the case will be $1.5 million. The Company's insurer has agreed to assume the defense of this case subject to a reservation of rights to deny coverage. In the event the Company's insurer were to successfully deny coverage, R. R. Donnelley has agreed to pay the legal fees and expenses incurred by the Company in defending this case, but the Company would be responsible for any other amounts payable by it as a result of this case. Because of such agreements to pay such fees and expenses, such legal fees and expenses will not affect the Company's cash flows; however, if R. R. Donnelley were to pay such fees and expenses, applicable accounting principles would require the Company to recognize such fees and expenses as incurred and apply all payments by R. R. Donnelley in respect of such fees and expenses to additional paid-in capital.

  The Company is subject to various claims and legal actions which arise in the ordinary course of business. The Company believes such claims and legal actions, individually and in the aggregate, will not have a material adverse effect on the business or financial condition of the Company.

  The statements contained in this "Legal Proceedings" section that are not historical information are forward-looking statements that are based on the Company's estimates, assumptions, projections and current expectations. Reference is hereby made to "Management's Discussion and Analysis of Financial Condition and Results of Operations--Cautionary Statements Regarding Future-Looking Statements" for a discussion of certain factors that could cause the matters discussed in this section to differ materially from the forward-looking statements contained herein.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

  None

ITEM 4A: EXECUTIVE OFFICERS OF METROMAIL CORPORATION.

  Information with respect to those individuals who served as executive officers of the Company as of December 31, 1996 is set forth below.

             NAME         AGE POSITION
             ----         --- --------
      Barton L. Faber      49 Chairman and Director
      Susan L. Henricks    46 President and Chief Executive Officer and
                               Director
      Philip H. Bonello    45 Senior Vice President and General Manager, On-
                               Line Services
      Ronald G. Eidell     52 Senior Vice President and Chief Financial Officer
      Kenneth A. Glowacki  44 Vice President, Finance
      Tery R. Larrew       43 President, Database Marketing Services and
                               President, Customer Insight Company
      Thomas J. Quarles    47 Senior Vice President, General Counsel, Chief
                               Administrative Officer and Secretary
      Michael T. Reynolds  47 Senior Vice President
      Mac E. Rodgers       37 Senior Vice President and General Manager,
                               Information Services

  Barton L. Faber has been Chairman of the Company since January 1996 and a director of the Company since July 1995. He served as President, Information Resources of R. R. Donnelley from January 1995 to June 1996. From September 1989 until January 1995, he was President, Information Services of R. R. Donnelley. Prior to that time, he was Vice President and Director, Information Services of R. R. Donnelley in 1989, Vice President, Corporate Development of
R. R. Donnelley from April 1985 until 1989, and Group Manager, Business Development and Analysis of R. R. Donnelley from the time he joined R. R. Donnelley in January 1985 until April 1985. Prior to joining R. R. Donnelley, he held various positions with Mobil Oil Corporation and Ramada Europe. Mr. Faber is also a member of the board of directors of Dataware Technologies, Inc., Document Sciences Corporation, GeoSystems Global Corporation and Xeikon N.V.

  Susan L. Henricks has been a Director of the Company since January 1996 and has been President and Chief Executive Officer of the Company since July 1995. She was President of the Company from May 1995 until July 1995. Ms. Henricks joined the Company in 1986 and served as Reference and Information Services Division President from 1990 to May 1995, Senior Vice President, Information Services, in 1989, Vice President, Data Processing in 1988 and Vice President of Production from 1986 to 1988. Prior to joining the Company, she held various positions with CNA Insurance Company, Centerre Bank, N.A. and The Signature Group.

  Philip H. Bonello has served as Senior Vice President and General Manager, On-Line Services of the Company since July 1995. Since joining the Company in 1986, he was Vice President, Electronic Services and Vice President, Marketing Research from 1993 to 1995, Director of Marketing from 1992 to 1993 and Director of Corporate Planning from 1986 to 1992. Prior to joining the Company, he held various positions with Coopers & Lybrand from 1984 to 1986 and DePaul University from 1980 to 1994.

  Ronald G. Eidell has been Senior Vice President and Chief Financial Officer of the Company since February 1996. He served as Senior Vice President, Finance of R. R. Donnelley from January 1996 to June 1996. From 1991 until January 1996, he was Senior Vice President and Treasurer of R. R. Donnelley. Prior to that time, he was Vice President and Treasurer of R. R. Donnelley from 1988 to 1991, Treasurer of R. R. Donnelley in 1988 and Controller of
R. R. Donnelley from 1982 to 1986. From February 1987 until rejoining R. R. Donnelley in 1988, he was Vice President-Chief Financial Officer and Treasurer of Advanced Systems, Inc.

  Kenneth A. Glowacki has been Vice President, Finance of the Company since September 1988. From December 1986 to September 1988, he served as Director of Internal Audit of R. R. Donnelley. Prior to that time, Mr. Glowacki was an Audit Manager at Arthur Andersen & Co.

  Tery R. Larrew has served as President, Database Marketing Services of the Company since December 1996 and President, Customer Insight Company since 1990. Prior to that time, he was a Principal at Pinnacle Management Corporation and held various executive positions at First Financial Management Corporation.

  Thomas J. Quarles has been Senior Vice President, General Counsel and Chief Administrative Officer of the Company since February 1996 and Secretary of the Company since April 1996. He served as Senior Vice President and General Counsel of R. R. Donnelley from February 1995 to June 1996. From January 1991 until February 1995, he was Vice President and Associate General Counsel of Ameritech Corporation. From April 1985 until December 1990 he was Vice President and General Counsel of Ameritech Publishing, Inc. and from 1979 until March 1985, he was general attorney for Michigan Bell Telephone Company.

  Michael T. Reynolds served as Senior Vice President and General Manager, Enhancement Services of the Company from July 1995 through December 1996. From 1992 to 1995, he was Vice President, Small Business/Alternate Channels of the Company and from 1990 to 1992 he was Vice President, Sales of the Company. Prior to joining the Company, he was Director of Sales and Marketing at Acxiom Corporation from 1986 to 1990 and held various positions with Systematics from 1984 to 1986 and IBM from 1976 to 1983.

  Mac E. Rodgers has served as Senior Vice President and General Manager, Information Services of the Company since December 1996. Mr. Rodgers joined the Company in 1984 and served as Vice President and General Manager, List and Cole Services from July 1995 to December 1996, Vice President and General Manager, Cole Services from January 1995 to July 1995, Vice President, Sales from 1993 to January 1995 and Vice President and Plant Manager from 1990 to 1993, along with various production and managerial positions.

                                    PART II

ITEM 5: MARKET FOR METROMAIL CORPORATION'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

  The Company's Common Stock is listed on the New York Stock Exchange ("NYSE") under the symbol "ML". As of January 31, 1997, there were 117 holders of record of the Common Stock.

  Trading of the Common Stock commenced on the NYSE on June 14, 1996 in connection with the IPO. Prior to the IPO, the Common Stock was not listed or quoted on any organized market system. The following table sets forth the high and low sales prices of the Common Stock during the periods indicated as reported on the New York Stock Exchange Composite Transactions Tape during such periods.

                                                                 HIGH     LOW
                                                                ------- -------
      Second Quarter of 1996 (June 14 through June 30)......... $22 3/4 $19 3/4
      Third Quarter of 1996.................................... $22 1/2    $16
      Fourth Quarter of 1996................................... $23 3/8    $16

  The Company currently intends to retain earnings to finance the growth of its business and therefore does not intend to pay any cash dividends for the foreseeable future. Payment of any cash dividends in the future will depend on the Company's results of operations, financial condition, cash requirements and other factors deemed relevant by the Board of Directors of the Company.

ITEM 6: SELECTED FINANCIAL DATA.

  The following table sets forth selected historical consolidated and combined financial data of the Company. Statement of operations data for each of the three years in the period ended December 31, 1996 and balance sheet data as of December 31, 1995 and 1996 have been derived from the audited consolidated and combined financial statements of the Company contained herein. Statement of operations data for the year ended December 31, 1993 and balance sheet data as of December 31, 1994 are derived from audited consolidated and combined financial statements of the Company not contained herein. Statement of operations data for the year ended December 31, 1992 and balance sheet data as of December 31, 1992 and 1993 are derived from unaudited information. The unaudited financial data includes all adjustments that the Company considers necessary for a fair presentation of the consolidated and combined financial position and consolidated and combined results of operations for the periods reflected therein.

  The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Financial Statements and Supplementary Data" included elsewhere in this Annual Report on Form 10-K.

                                         YEAR ENDED DECEMBER 31,
                               -----------------------------------------------
                                 1992      1993    1994(1)  1995(1)     1996
                               --------  --------  -------- --------  --------
                                              (IN THOUSANDS)
STATEMENT OF OPERATIONS DATA:
  Direct marketing sales...... $120,364  $127,683  $156,806 $189,713  $227,023
  Reference sales.............   33,317    36,032    38,665   47,474    54,422
                               --------  --------  -------- --------  --------
    Total net sales...........  153,681   163,715   195,471  237,187   281,445
  Database and production
   costs......................   86,184    95,016   108,806  134,361   155,708
  Amortization of goodwill....    6,054     6,054     6,608    7,446     7,572
  Selling expenses............   26,252    29,625    37,107   45,913    53,240
  General and administrative
   expenses...................   13,232    12,372    14,408   16,645    25,524
  Provisions for doubtful
   accounts...................    1,798     1,959     1,848    2,180     2,143
                               --------  --------  -------- --------  --------
    Earnings from operations..   20,161    18,689    26,694   30,642    37,258
  Interest expense--related
   party......................   21,337    22,112    18,999   21,329    10,178
  Interest expense............      --        --        --        80       776
  Other expense (income)--net.      (57)     (138)       24      (87)     (207)
                               --------  --------  -------- --------  --------
    Earnings (loss) before
     income taxes.............   (1,119)   (3,285)    7,671    9,320    26,511
  Income taxes................    2,034     1,181     5,684    6,585    12,649
                               --------  --------  -------- --------  --------
    Net income (loss) from
     operating before
     cumulative effect of
     accounting change........   (3,153)   (4,466)    1,987    2,735    13,862
  Cumulative after-tax effect
   of change in accounting for
   post retirement benefits
   other than pensions........      --      4,388       --       --        --
                               --------  --------  -------- --------  --------
    Net income (loss)......... $ (3,153) $ (8,854) $  1,987 $  2,735  $ 13,862
                               ========  ========  ======== ========  ========
BALANCE SHEET DATA (AT END OF
 PERIODS):
  Total assets................ $289,353  $293,691  $328,768 $378,721  $443,406
  Total debt..................  187,863   202,503   219,737  250,376    21,468
  Total shareholders' equity..   84,739    75,872    78,939   85,392   360,548

--------
(1) In 1994, the Company purchased CIC for approximately $20.0 million. In 1995, an affiliate of R. R. Donnelley acquired ICD for approximately $15.3 million. See Notes 1 and 14 of Notes to Consolidated and Combined Financial Statements of Metromail.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

 Year ended December 31, 1996 compared to the year ended December 31, 1995

  Total net sales increased 18.7% to $281.4 million for 1996 from $237.2 million for 1995. This $44.2 million increase resulted from a $37.3 million, or 19.7%, increase in direct marketing sales and a $6.9 million, or 14.6%, increase in reference sales. Direct marketing sales growth was due to $17.7 million of additional sales of U.K. business due to growth, completion by ICD of two surveys in 1996 compared to one in 1995 and the inclusion of a full twelve months of sales of ICD (acquired in May 1995). Additional direct marketing growth was due to increased database marketing sales of $7.0 million due to strong demand for the AnalytiX and Explore database products, increased lettershop volume of $3.7 million and more modest increases across the traditional direct marketing services of list, list enhancement and U.S. survey. Reference services sales growth was primarily due to a 28.7% increase in the Company's MetroNet and NDA on-line services plus a 5.8% increase in directory publishing services.

  Database and production costs increased from $134.4 million for 1995, or 56.7% as a percentage of total net sales, to $155.7 million, or 55.3% as a percentage of total net sales, for 1996. This growth was due to increased expenses of $4.9 million related to the second U.K. survey, start-up costs of the NDA on-line services of $5.7 million, increased production costs to support the higher sales volume for the lettershops, increased costs to support the growth in marketing database services, increased U.S. survey expenses, expenses related to the upgrade of computer capacity and increased directory publishing costs. The decrease in the database and production costs as a percentage of total net sales was due to improved efficiencies at ICD (primarily the second survey, which has production costs as a percentage of total net sales less than the Company's other operations) and increased sales in the traditional direct marketing areas, which improved the coverage of fixed costs. The decrease in database and production costs as a percentage of total net sales was partially offset by increased costs related to the start up of the NDA on-line services.

  Selling expense increased $7.3 million, or 16.0%, from 1995 and decreased as a percentage of total net sales from 19.4% for 1995 to 18.9% for 1996. The increase in the amount is due to the increase in sales and related selling expenses across all operations and from ICD, where selling expenses as a percentage of total net sales are higher than the Company's other operations.

  General and administrative expenses grew $8.9 million, or 53.3%, from 1995 and as a percentage of total net sales from 7.0% to 9.1% for 1996. The increase resulted primarily from the acquisition and growth of ICD, and increased staff costs associated with being a stand alone public company.

  Earnings from operations of $37.3 million for 1996 increased $6.7 million from $30.6 million for 1995 due to the foregoing factors.

  Interest expense-related party decreased $11.1 million due to the use of the IPO net proceeds to repay the amount owed to a subsidiary of R. R. Donnelley.

  Interest expense of $0.8 million resulted from borrowings under a credit agreement with a syndicate of banks (See "Changes in Financial Condition") required to pay related party debt for ICD and provide operating funds in the U.K.

  The Company's tax expense in 1996 increased $6.1 million compared to 1995 due to the increase in earnings before income taxes. The effective tax rate exceeds the U.S. federal statutory rate primarily due to the effect of non-deductible goodwill amortization.

  Net income increased $11.2 million to $13.9 million for 1996 as a result of the foregoing factors.

 Year ended December 31, 1995 compared to the year ended December 31, 1994

  Total net sales increased 21.3% to $237.2 million in 1995 from $195.5 million in 1994. This $41.7 million increase was comprised of a $32.9 million, or 21.0%, increase in direct marketing sales and a $8.8 million, or 22.8%, increase in reference sales. Direct marketing sales growth resulted primarily from strong demand for list development and lettershop services and marketing database software. List development sales increased $10.2 million due to growth of 8.1% in sales to national list accounts, 12.7% in sales to small business accounts and 51.9% in sales of the BehaviorBank list product. Marketing database software sales grew $9.5 million reflecting a full year's sales after the June 1994 acquisition of CIC along with volume growth of 35.8% over comparable full year 1994 sales. Lettershop sales increased $4.2 million due to increased sales efforts to utilize available capacity. Direct marketing sales were also increased by $7.1 million due to the inclusion of ICD's sales following the acquisition of ICD in May 1995. The increase in reference sales reflects in large part the strong growth in on-line services, including the NDA and MetroNet services.

  Database and production costs increased in 1995 to $134.4 million, or 56.7% as a percentage of total net sales, from $108.8 million in 1994, or 55.7% as a percentage of total net sales, primarily due to the start-up of the NDA service, along with increased expenses to upgrade computers resulting in increased capacity.

  Amortization of goodwill increased 12.7% to $7.4 million in 1995. This increase reflected the inclusion of a full year of amortization of goodwill resulting from the CIC acquisition and additional goodwill resulting from the ICD acquisition.

  Selling expenses increased $8.8 million, or 23.7%, from 1994 and as a percentage of total net sales to 19.4% in 1995 from 19.0% in 1994. The increase in selling expenses was due to the inclusion of CIC for a full year ($3.1 million), the acquisition of ICD ($1.5 million) and growth in the on-line services sales staff ($0.7 million), as well as increased commissions and support costs across all businesses due to increased sales. The increase in selling expenses as a percentage of total net sales resulted primarily from the fact that selling expenses of CIC and ICD as a percentage of their total net sales was higher than for the Company's other operations.

  General and administrative expenses grew $2.2 million, or 15.5%, from 1994, but decreased as a percentage of total net sales from 7.4% to 7.0% in 1995. The increase in these expenses resulted from the acquisition of ICD ($1.4 million), the settlement agreement with Aristotle Industries, Inc. regarding a contract dispute ($0.7 million) and the inclusion of CIC for a full year ($0.6 million), as well as increased expenses across the Company's other operations.

  Provisions for doubtful accounts increased $0.3 million, or 18.0%, from 1994, but remained the same as a percentage of total net sales at 0.9%.

  Interest expense, primarily paid to a subsidiary of R. R. Donnelley, increased by $2.3 million because the Company had higher average outstanding debt levels in 1995. The higher debt levels were required to fund capital expenditures, the ICD acquisition and increased working capital requirements to support sales increases.

  The Company's effective income tax rate decreased to 70.7% in 1995 from 74.1% in 1994. The effective tax rate exceeds the U.S. federal statutory rate due to the effect of nondeductible goodwill amortization and of state and foreign taxes. The decrease in the effective tax rate in 1995 reflects the increase in pretax income, which reduces the relative effect of the nondeductible items.

  Net income increased $0.7 million, or 37.6%, to $2.7 million in 1995 as a result of the foregoing factors.

CHANGES IN FINANCIAL CONDITION

  For 1996, operating cash flow (net income plus depreciation and amortization) of $42.2 million increased $18.6 million from 1995. The Company believes that cash flows from operations will be sufficient to fund its on-going operations on a long-term basis, as well as continued growth and investment. The Company expects the credit agreement described below to be available for seasonal cash needs and acquisitions.

  Capital expenditures for 1996 totaled $37.6 million, an increase of $9.1 million over the prior year. The increase was due to funding for the second U.K. survey, database redesign, data center expansion and various administrative software packages required as a stand alone public company.

  The Company has entered into a credit agreement with a syndicate of banks ( the "Credit Agreement") under which it is entitled to borrow up to $45 million on a revolving credit basis. Borrowings under the Credit Agreement mature in 2001 and bear interest (i) at the prime rate announced by the bank acting as agent for the syndicate, (ii) at the LIBOR rate plus, depending on the Company's leverage ratio and fixed charge coverage ratio, up to 42.5 basis points per annum, or (iii) at a rate determined by competitive bidding. At December 31, 1996 there was $21.5 million outstanding under the credit agreement resulting from the repayment of related party debt for ICD and borrowings to provide operating funds for the Company's U.K. operations.

  Under the terms of a stock repurchase program approved by the Board of Directors in December 1996, the Company repurchased 125,100 shares of Common Stock for $2.1 million in 1996.

OUTLOOK

  Historically, the Company's net sales build quarterly through the year, with the majority of net sales being achieved in the second half of a given year. In 1994, 1995 and 1996 total net sales of the Company during the second half of the year constituted 56.3%, 55.3% and 56.0%, respectively, of the total net sales for the year.

  Many of the Company's expenses are incurred ratably through the year and, when combined with the quarterly revenue pattern discussed above, result historically in fluctuations in earnings from operations for the year. Earnings from operations are strongest in the second half of the year. Earnings from operations in the second half of 1994, 1995 and 1996 constituted 70.4%, 55.6% and 72.0%, respectively, of total earnings from operations for the year. Had the deferral of approximately $2.0 million of expenses from the second quarter of 1995 to the third and fourth quarters of 1995 (resulting in a $2.0 million negative impact on earnings from operations for the second half of 1995) not taken place, the Company estimates that the percentage of earnings for the second half of 1995 would have been approximately 62.1% of the full year's earnings from operations.

  Management expects the historical patterns of larger second half portions of the year's sales and operating earnings to occur again in 1997.

CAUTIONARY STATEMENTS REGARDING FUTURE-LOOKING STATEMENTS

  The Company's Annual Report to Stockholders and this Form 10-K, including the "Outlook" section above, are among certain communications by the Company that contain forward-looking statements, including statements regarding the Company's financial position, results of operations, market position, product development and regulatory matters. These forward-looking statements are based on the Company's estimates, assumptions, projections and current expectations. The Company hereby notes several important factors that could cause the Company's actual results and other matters to differ materially from the results, projections and expectations expressed in the forward-looking statements.

  Regulation. Adoption of additional guidelines by the DMA or new guidelines applicable to the Company's reference services and enactment of federal or state laws or regulations affecting either the Company's direct marketing or reference services could have the effect of materially increasing the cost to the Company of collecting certain kinds of information, precluding the use by direct marketers of information that the Company could lawfully collect or otherwise materially adversely affecting the Company's business, operating results or financial condition.

  Absence of Long-Term Contracts; Lack of Predictability of Sales; Fluctuations in Operating Results. The Company's sales, particularly with respect to its direct marketing products, are generally not derived from long-term contracts. Therefore, the Company must continually engage in sales efforts and must be prepared to adjust its pricing terms to meet competition. The Company's net sales are affected by a number of seasonal characteristics and other factors, including, with respect to the Company's direct marketing services, the timing and extent of the direct marketing activities of the Company's clients. These activities are influenced by general factors, such as postal rates, paper prices and overall economic conditions, and by factors specific to a client, such as the client's advertising budget and choice of advertising media. The Company's net sales can also be affected by the availability of new or updated data. Thus, if the Company does not update its database as quickly as do its competitors, the Company's net sales could be adversely affected. The potential unpredictability of the Company's net sales can lead to fluctuations in quarterly and annual operating results, especially because many expenses are incurred by the Company ratably throughout the year. In addition, the expenses associated with acquiring data, and the timing of acquisitions and the costs and expenses associated therewith, might also affect operating results.

  Competition. The markets in which Metromail competes are highly competitive and fragmented. Some of the Company's competitors have, and potential competitors may have, materially greater financial, technical and marketing resources than the Company that may allow them to compete effectively with the Company in respect of some or all of its direct marketing and reference services.

  Technological Changes and Software Development. The Company's future success is dependent on its ability to keep pace with technological improvements, including as they affect the Company's ability to input collected information into its database and produce the information desired by its clients and the costs of doing so. In addition, the Company's future success in respect of its marketing database software will depend upon its ability to enhance its current products and to develop and introduce new products and services on a timely basis that keep pace with technological developments and address the increasingly sophisticated needs of its clients. If the Company is unable to keep pace with technological improvements or is unable, for technological or other reasons, to develop and introduce new products or enhancements of existing products in a timely and cost-effective manner in response to changing market conditions or customer requirements, the Company's business, operating results or financial condition could be materially adversely affected.

  Litigation. The Company cannot predict the effects, if any, that the litigation discussed under "Legal Proceedings" may have on its business, operating results or financial condition, although such litigation could have an adverse effect on the Company (including through adverse publicity) if the Company were not to be successful in its defense or if the Company's insurer were to deny coverage.

  Risk of Loss of Data Centers or Interruption of Telecommunications Services. The Company's operations are dependent on its ability to protect its data centers in Lombard, Illinois and Lincoln, Nebraska against damage from fire, power loss, telecommunications failure or similar event. In addition, the on-line services provided by the Company are dependent on telecommunications links to the regional Bell operating companies. The Company has taken precautions to protect its data centers and telecommunications links from events that could interrupt its operations. Any damage to the Company's data centers or any failure of the Company's telecommunication links that causes interruptions in the Company's operations could have a material adverse effect on the Company's business, operating results or financial condition.

  Growth Through Acquisitions and New Products. The Company's business strategy includes growth through acquisitions of proprietary information and of distribution channels and businesses complementary to the Company's business. The Company has made a number of acquisitions in the past and believes that it has been successful in integrating the acquired assets and businesses into the Company's operations. There can be no assurance, however, that future acquisitions will be consummated on acceptable terms or that any acquired assets or business will be successfully integrated into the Company's operations. The Company's business strategy also includes growth through the introduction of new products or services that leverage the information contained in the Company's database. There can be no assurance that new products or services introduced by the Company will achieve acceptance.

  Reference is also made to the Company's Registration Statement (No. 333-
2042) under "Risk Factors" for a more detailed discussion of the foregoing and other factors that may affect the Company.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of Metromail
 Corporation and Affiliates:

  We have audited the accompanying consolidated and combined balance sheets of Metromail Corporation and Affiliates as of December 31, 1996 and 1995, and the related consolidated and combined statements of operations, changes in shareholders' equity and cash flows for each of the three years ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Metromail Corporation and Affiliates as of December 31, 1996 and 1995 and the results of its operations and cash flows for each of the three years ended December 31, 1996, in conformity with generally accepted accounting principles.

                                          Arthur Andersen LLP

Chicago, Illinois
January 21, 1997

                      METROMAIL CORPORATION AND AFFILIATES

                    CONSOLIDATED AND COMBINED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                                               DECEMBER 31,
                                                             ------------------
                          ASSETS                               1996      1995
                          ------                             --------  --------
Cash and equivalents.......................................  $ 18,530  $    --
Receivables, less sales allowances and allowances for
 doubtful accounts of $4,461 in 1996 and $3,965 in 1995....    99,219    68,438
Inventories................................................     6,722     5,658
Prepaid expenses...........................................     8,552     7,449
Current deferred income taxes..............................       793       625
                                                             --------  --------
    Total current assets...................................   133,816    82,170
Net property, plant and equipment, at cost, less
 accumulated depreciation of $50,701 in 1996 and $43,392 in
 1995......................................................    45,313    37,545
Goodwill and other intangibles, net of accumulated
 amortization of $86,372 in 1996 and $66,614 in 1995.......   255,799   252,526
Deferred income taxes......................................       --        149
Other assets...............................................     8,478     6,331
                                                             --------  --------
    Total assets...........................................  $443,406  $378,721
                                                             ========  ========
           LIABILITIES AND SHAREHOLDERS' EQUITY
           ------------------------------------
Accounts payable...........................................  $  6,608  $  5,742
Accrued compensation.......................................     8,540     6,073
Short-term debt............................................       --      1,884
Short-term debt and advances--due to related party.........       --    248,492
Deferred revenue...........................................     9,050     6,721
Other accrued liabilities..................................    28,560    19,206
                                                             --------  --------
    Total current liabilities..............................    52,758   288,118
Long-term debt.............................................    21,468       --
Deferred income taxes......................................     1,591       --
Other noncurrent liabilities...............................     7,041     5,211
                                                             --------  --------
    Total noncurrent liabilities...........................    30,100     5,211
Shareholders' equity:
  Common stock, $.01 par value, authorized 75,000,000
   shares; issued 22,437,000 and 8,600,000 shares in 1996
   and 1995, respectively. Preferred stock, $.01 par value,
   authorized 20,000,000 shares; no shares issued in 1996
   and 1995 ...............................................       224        86
  Additional paid-in capital...............................   374,832   111,779
  Retained deficit (includes cumulative adjustment for
   currency translation of $3 in 1996 and ($237) in 1995)..   (12,362)  (26,473)
  Treasury stock, at cost, 125,100 shares in 1996..........    (2,146)      --
                                                             --------  --------
    Total shareholders' equity.............................   360,548    85,392
                                                             --------  --------
    Total liabilities and shareholders' equity.............  $443,406  $378,721
                                                             ========  ========

   See accompanying Notes to Consolidated and Combined Financial Statements.

                      METROMAIL CORPORATION AND AFFILIATES

               CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                    YEAR ENDED DECEMBER 31,
                                                   ----------------------------
                                                     1996      1995      1994
                                                   --------  --------  --------
Direct marketing sales............................ $227,023  $189,713  $156,806
Reference sales...................................   54,422    47,474    38,665
                                                   --------  --------  --------
  Total net sales.................................  281,445   237,187   195,471
Database and production costs.....................  155,708   134,361   108,806
Amortization of goodwill..........................    7,572     7,446     6,608
Selling expenses..................................   53,240    45,913    37,107
General and administrative expenses...............   25,524    16,645    14,408
Provisions for doubtful accounts..................    2,143     2,180     1,848
                                                   --------  --------  --------
  Earnings from operations........................   37,258    30,642    26,694
Interest expense--related party...................   10,178    21,329    18,999
Interest expense..................................      776        80       --
Other expense (income)--net.......................     (207)      (87)       24
                                                   --------  --------  --------
  Earnings before income taxes....................   26,511     9,320     7,671
Income taxes......................................   12,649     6,585     5,684
                                                   --------  --------  --------
    Net income.................................... $ 13,862  $  2,735  $  1,987
                                                   ========  ========  ========
    Net income per share (Note 2)................. $    .62  $    .12  $    .09
                                                   ========  ========  ========
    Weighted average number of shares of common
     stock and common stock equivalents
     outstanding..................................   22,427    22,427    22,427
                                                   ========  ========  ========



   See accompanying Notes to Consolidated and Combined Financial Statements.

                      METROMAIL CORPORATION AND AFFILIATES

    CONSOLIDATED AND COMBINED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                              ADDITIONAL               TOTAL
                             COMMON TREASURY   PAID-IN   RETAINED  SHAREHOLDERS'
                             STOCK   STOCK     CAPITAL   DEFICIT      EQUITY
                             ------ --------  ---------- --------  -------------
Balance at December 31,
1993........................  $ 86  $   --     $107,844  $(30,958)   $ 76,972
  Current year earnings.....   --       --          --      1,987       1,987
                              ----  -------    --------  --------    --------
Balance at December 31,
 1994.......................    86      --      107,844   (28,971)     78,959
  Current year earnings.....   --       --          --      2,735       2,735
  Currency translation......   --       --          --       (237)       (237)
  ICD stock acquired........   --       --        3,935       --        3,935
                              ----  -------    --------  --------    --------
Balance at December 31,
 1995.......................    86      --      111,779   (26,473)     85,392
  Current year earnings.....   --       --          --     13,862      13,862
  Currency translation......   --       --          --        249         249
  Common stock issued in
   IPO......................   138      --      263,053       --      263,191
  Treasury stock acquired...   --    (2,146)        --        --       (2,146)
                              ----  -------    --------  --------    --------
Balance at December 31,
 1996.......................  $224  $(2,146)   $374,832  $(12,362)   $360,548
                              ====  =======    ========  ========    ========




   See accompanying Notes to Consolidated and Combined Financial Statements.

                      METROMAIL CORPORATION AND AFFILIATES

               CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                   YEAR ENDED DECEMBER 31,
                                                  ----------------------------
                                                    1996      1995      1994
                                                  --------  --------  --------
Cash flows provided by (used in) operating
 activities:
  Net income from operations..................... $ 13,862  $  2,735  $  1,987
  Depreciation and amortization of intangibles...   20,810    13,405     8,174
  Amortization of goodwill.......................    7,572     7,446     6,607
  Other--net.....................................      249      (236)      121
  Net change in assets and liabilities...........  (18,511)  (13,651)   (8,685)
                                                  --------  --------  --------
    Net cash provided by operating activities....   23,982     9,699     8,204
Cash flows used for investing activities:
  Capital expenditures...........................  (37,589)  (28,459)   (9,940)
  Other investments including acquisitions, net
   of cash.......................................      --    (15,330)  (19,987)
                                                  --------  --------  --------
    Net cash used for investing activities.......  (37,589)  (43,789)  (29,927)
Cash flows provided by (used for) financing
 activities:
  Borrowings and advances from related parties...  131,592   325,381   253,396
  Repayments of borrowings and advances from
   related party................................. (380,084) (296,526) (231,673)
  Increase in borrowings.........................   19,584     1,300       --
  Change in capital stock........................      138       --        --
  Proceeds from initial public offering..........  263,053       --        --
  Purchase of treasury stock.....................   (2,146)      --        --
  Capital contribution from R. R. Donnelley......      --      3,935       --
                                                  --------  --------  --------
    Net cash provided by financing activities....   32,137    34,090    21,723
Net increase in cash and equivalents.............   18,530       --        --
  Cash and equivalents at beginning of year......      --        --        --
                                                  --------  --------  --------
  Cash and equivalents at end of year............ $ 18,530  $    --   $    --
                                                  ========  ========  ========

  The changes in assets and liabilities, net of balances assumed through acquisitions, were as follows:

Decrease (increase) in assets:
  Receivables--net............................... $(30,781) $ (8,470) $(12,418)
  Inventories--net...............................   (1,064)   (1,244)     (829)
  Prepaid expenses...............................   (1,103)   (4,545)      432
  Current deferred income taxes..................     (168)      560      (486)
  Deferred income taxes..........................      149      (149)      --
  Other assets...................................   (2,147)   (3,106)   (1,602)
Increase (decrease) in liabilities:
  Accounts payable...............................      866    (1,954)      246
  Accrued compensation...........................    2,467       151     2,299
  Deferred revenue...............................    2,329     1,157     2,924
  Other accrued liabilities......................    8,859     4,873    (2,034)
  Deferred income taxes..........................      252    (1,121)       28
  Other noncurrent liabilities...................    1,830       197     2,755
                                                  --------  --------  --------
    Net change in assets and liabilities......... $(18,511) $(13,651) $ (8,685)
                                                  ========  ========  ========

   See accompanying Notes to Consolidated and Combined Financial Statements.

                     METROMAIL CORPORATION AND AFFILIATES

            NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

1. ORGANIZATION AND NATURE OF OPERATIONS

  Metromail Corporation ("Metromail" or the "Company") is a leading provider of marketing-oriented consumer information and reference services which it supplies to a wide variety of organizations engaged in direct mail, telephone and target marketing, as well as to clients who need specific reference and information services. The Company operates entirely within the information services industry segment. Within this segment, the Company offers two general categories of products and services: direct marketing services and reference services.

  Metromail was a wholly owned subsidiary of R. R. Donnelley & Sons Company ("R. R. Donnelley") until June 19, 1996 when the Company completed an initial public offering of 13.8 million shares of its common stock (the "IPO"), reducing R. R. Donnelley's ownership in the Company to 38.4%. Metromail had been acquired by R. R. Donnelley in 1987 in a business combination accounted for as a purchase. On the date of acquisition, the financial position of Metromail was adjusted to the fair value of the assets acquired and liabilities assumed by R. R. Donnelley. All adjustments to Metromail's financial position by R. R. Donnelley at the date of acquisition have been pushed down to Metromail's financial statements.

  The accompanying consolidated and combined financial statements include the accounts of Metromail and subsidiaries, as well as International Communication & Data Plc ("ICD") and Data by Design ("DBD"), which were affiliates of Metromail in 1995. ICD was an affiliate of Metromail and an indirect wholly owned subsidiary of R. R. Donnelley located in the United Kingdom. DBD was a division of a wholly owned subsidiary of R. R. Donnelley located in the United Kingdom, which was acquired by R. R. Donnelley in August 1994. ICD was contributed to Metromail by R. R. Donnelley in February 1996. Subsequent to this contribution, ICD purchased all of the assets of DBD. The accompanying financial statements have been restated to reflect the combination of entities under common control by R. R. Donnelley at December 31, 1995. ICD and DBD are included in the results of operations of the accompanying consolidated and combined financial statements from the date of original acquisition by R. R. Donnelley in May 1995 and August 1994, respectively. Metromail, its wholly owned subsidiaries, ICD and DBD are collectively referred to hereinafter as the "Company".

2. SIGNIFICANT ACCOUNTING POLICIES

 Basis of Consolidation and Combination

  The consolidated and combined financial statements include all accounts of the Company. All material intercompany balances and transactions are eliminated in consolidation and combination.

 Revenue Recognition and Deferred Revenues

  The Company recognizes revenues for direct marketing services at the time the services are provided. Revenues for reference services are recognized at the time the service is provided or the product is delivered. The Company's proprietary database software is generally licensed for an initial term of three years. The license provides for an initial license fee, subsequent annual license and maintenance fees and customer support service fees. Initial license fee revenues are recognized when delivery of the software has occurred, collectibility is probable and the Company retains no significant obligations under the licensing agreements. Revenues from customer support services are recognized in the period in which the support services are performed by the Company. Annual license and maintenance fees are recognized over the balance of the contract in accordance with specific contract terms.

  The Company provides sales allowances for sales credits issued to clients in the normal course of business. The allowances are recorded as reductions of sales and are included in net sales in the accompanying statement of operations. The reductions included in net sales were $3.6 million, $5.1 million and $5.0 million for the years ended 1994, 1995 and 1996, respectively.

                     METROMAIL CORPORATION AND AFFILIATES

 Per Share Information

  Net income per share for the years ended December 31, 1996, 1995 and 1994 has been computed using the weighted average number of common stock and common stock equivalents outstanding for the year ended December 31, 1996 which reflects the shares issued by the Company upon completion of the IPO as if they were outstanding for all years presented.

 Inventories

  Inventories include materials, labor and production overhead and are carried at weighted average cost.

 Foreign Currency Translation

  The financial statements of ICD are translated into U.S. dollars using exchange rates in effect at the end of the period for assets and liabilities and average exchange rates for results of operations during the period of inclusion in the Company's financial statements. Gains and losses arising from translation are included in shareholders' equity and are not included in results of operations.

 Property, Plant and Equipment--Capitalization and Depreciation

  Property, plant and equipment are stated at cost. Depreciation is computed using the straight-line method based on useful lives of up to 30 years for buildings and 3 to 10 years for machinery, equipment and computer hardware. Maintenance and repair costs are charged to expense as incurred. When properties are retired or disposed, the costs and related depreciation reserves are eliminated and the resulting profit or loss is recognized in income.

 Intangible Assets--Capitalization and Amortization

  Intangible assets primarily consist of the cost of databases and data, internal software, software development and goodwill.

  Goodwill primarily consists of the excess of purchase price over the fair market value of net assets acquired by R. R. Donnelley as a result of its acquisition of Metromail in 1987. Goodwill also includes the excess of purchase price over the fair market value of net assets for businesses the Company has acquired and accounted for as a purchase. These costs are amortized over their estimated useful lives of primarily 40 years.

  Costs incurred for routine maintenance and updating of databases are expensed as incurred. However, the Company does capitalize the costs incurred to acquire databases, significantly enhance existing databases, acquire lists and acquire data through Company-generated surveys. Such databases and data enhancements are stated at cost and are amortized over their estimated useful life of three years.

  Internal software represents costs incurred to purchase externally developed software, external consulting costs and direct internal costs incurred in the development of various production and administrative applications. Intangible assets as of December 31, 1996 included $9.7 million related to a major redesign of the file structure of the Company's database. This new database structure supports the delivery of the Company's information service offerings. The costs related to this redesign will be amortized over its expected period of benefit of five years. All other internal software is amortized over three years.

  Software development costs represent costs incurred to develop database software which is licensed to clients. The Company capitalizes software development costs when the technological feasibility of the product has been assured, through the time at which the product is available for licensing to its clients, in accordance with Statement of Financial Accounting Standards No. 86. These costs are amortized over their estimated useful life of three years. All development costs incurred prior to achieving technological feasibility are expensed as incurred.

                     METROMAIL CORPORATION AND AFFILIATES

 Impairment of Long-lived Assets

  The Company periodically assesses whether events or circumstances have occurred that may indicate the carrying value of its long-lived assets may not be recoverable. When such events or circumstances indicate the carrying value of an asset may be impaired, the Company uses an estimate of the future undiscounted cash flows to be derived from the asset over the remaining useful life of the asset to assess whether or not the asset is recoverable. If the future undiscounted cash flows to be derived over the life of the asset do not exceed the asset's net book value, the Company recognizes an impairment loss for the amount by which the net book value of the asset exceeds its estimated fair market value. The Company has not recognized any material impairment losses for the years ended December 31, 1994, 1995 and 1996. Management does not believe any material impairment of long-lived assets exists as of December 31, 1996.

 Income Taxes

  Metromail and its wholly owned subsidiaries have been included in the consolidated federal income tax return of R. R. Donnelley through June 19, 1996 (the date of completion of the IPO). DBD and ICD have historically been included in the consolidated tax return of R. R. Donnelley's wholly owned United Kingdom subsidiaries. The consolidated and combined tax provision is presented as if the Company filed separate tax returns. Deferred taxes are provided when tax laws and financial accounting standards differ with respect to the amount of income calculated in a given year and the bases of assets and liabilities, in accordance with Statement of Financial Accounting Standards No. 109. Prior to completion of the IPO, income taxes were paid by R. R. Donnelley on behalf of Metromail.

 Use of Estimates and Assumptions

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

3. TRANSACTIONS WITH R. R. DONNELLEY & SONS COMPANY

  Related party transactions with R. R. Donnelley not disclosed elsewhere in the financial statements are as follows:

 Employee Benefit Programs

  Prior to completion of the IPO, the Company participated in various employee benefit programs which were sponsored by R. R. Donnelley. These programs included medical, dental and life insurance and workers' compensation. The Company reimbursed R. R. Donnelley for its proportionate cost of these programs based on historical experience and relative headcount. The costs reimbursed to R. R. Donnelley included costs for reported claims as well as incurred but not reported claims. The Company recorded expense related to the reimbursement of these costs of approximately $7.3 million, $8.8 million and $5.5 million in the years ended December 31, 1994 and 1995 and the period from January 1, 1996 through the completion of the IPO, respectively. These costs are charged to database and production costs, selling expense and general and administrative expense based on the number of employees in each of these categories. The Company believes its allocation of the proportionate cost is reasonable and, in all material respects, approximates what would have been incurred had the Company operated on a stand-alone basis prior to completion of the IPO. Except as discussed below, R. R. Donnelley is liable for all payments under these programs and, thus, no liability for these benefits has been reflected on the accompanying balance sheet in respect of periods ended prior to completion of the IPO.

                     METROMAIL CORPORATION AND AFFILIATES

  At the completion of the IPO, the Company and R. R. Donnelley entered into a Benefit Administration Services Agreement. This agreement, among other things, permitted the Company to continue to participate in the welfare plans of R. R. Donnelley until the Company established its own welfare plans, which it did on July 1, 1996. The Benefit Administration Services Agreement also required the Company to reimburse R. R. Donnelley for (1) the actual cost of benefits provided under R. R. Donnelley's employee benefit plans for Company employees during the period in which the Company continued to participate in such plans following completion of the IPO and (2) the Company's pro rata share of administration and plan asset management expenses incurred in the operation of these plans during such period. The costs incurred by the Company under this agreement in respect of the Company's participation in R. R. Donnelley's employee benefit plans for the period from completion of the IPO through December 31, 1996 were $1.3 million.

 Post-Retirement Medical and Life Insurance Benefits

  Prior to completion of the IPO, the Company also participated in a post-retirement benefit program sponsored by R. R. Donnelley, which provides certain post-retirement medical and life insurance benefits. Prior to completion of the IPO, the Company reimbursed R. R. Donnelley for its proportionate cost of these programs based on an actuarial estimation of the proportionate costs attributable to all of the Company's employees. The Company recorded expense related to the reimbursement of these costs of approximately $2.1 million, $1.8 million and $1.2 million in the years ended December 31, 1994, 1995 and 1996, respectively. Under the Benefit Administration Services Agreement, the Company assumed the liability to provide retiree medical and life insurance benefits with respect to active employees who had not yet satisfied the age and service eligibility requirements to receive such benefits as of the completion of the IPO and R.
R. Donnelley retained the liability to provide retiree benefits to all active and terminated employees who had met the age and service requirements for eligibility as of the completion of the IPO. The liability related to the portion of post-retirement benefits which will be paid by the Company has been reflected in other noncurrent liabilities in the accompanying financial statements in the amounts of $4.8 million and $6.0 million as of December 31, 1995 and 1996, respectively. The liability related to the portion of post-retirement liability retained by R. R. Donnelley, net of associated deferred taxes receivable from R. R. Donnelley, has been reflected in other noncurrent liabilities in the accompanying financial statements.

 Corporate Services

  Prior to completion of the IPO, R. R. Donnelley provided certain support services to the Company, including legal, tax, treasury, benefits administration, real estate, audit and corporate development services. These charges were allocated by R. R. Donnelley to the Company based on various formulas which reasonably approximate the actual costs incurred. The expenses recorded by the Company for these allocations were approximately $1.4 million, $1.8 million and $1.3 million for the years ended December 31, 1994 and 1995 and the period from January 1, 1996 through the completion of the IPO, respectively, and are included in general and administrative expenses in the accompanying income statements. The amounts allocated by R. R. Donnelley are not necessarily indicative of the actual costs which may have been incurred had the Company operated as an entity unaffiliated with R. R. Donnelley during the periods prior to completion of the IPO. However, the Company believes that such allocation was reasonable and in accordance with the Securities and Exchange Commission's Staff Accounting Bulletin No. 55.

  At the completion of the IPO, the Company and R. R. Donnelley entered into a Transition Services Agreement, pursuant to which R. R. Donnelley or its affiliates agreed to perform certain legal, environmental, real estate, risk management and tax services for the Company, and the Company agreed to furnish
R. R. Donnelley certain financial information. The costs incurred by the Company under this agreement for the period from completion of the IPO through December 31, 1996 were $0.2 million.

                     METROMAIL CORPORATION AND AFFILIATES

 Metromail Computer Processing Services

  Prior to completion of the IPO, the Company provided computer processing services to R. R. Donnelley for most of the corporate software applications used by R. R. Donnelley. The Company charged R. R. Donnelley the estimated cost of providing these services. These costs include hardware, software and labor costs associated with running the various application programs used by
R. R. Donnelley. The costs reimbursed by R. R. Donnelley were approximately $3.1 million, $3.5 million and $1.8 million for the years ended December 31, 1994 and 1995 and the period from January 1, 1996 through the completion of the IPO, respectively. These amounts have been recorded as reductions of database and production costs in the accompanying income statement. The Company believes these reimbursed costs reasonably approximate the actual costs incurred by the Company.

  At the completion of the IPO, the Company entered into a Data Center Services Agreement with R. R. Donnelley. Under the Data Center Services Agreement, the Company provides to R. R. Donnelley general computer and data processing services, including mainframe processing and technical software systems support and data processing for R. R. Donnelley's internal business purposes. The Data Center Services Agreement will be in effect for the period commencing on the closing of the IPO and ending on December 31, 1998. After December 31, 1998, the Data Center Services Agreement will automatically renew unless terminated by either party upon six months notice. R. R. Donnelley pays the Company an annualized fee of $4.3 million for the Company's services under the agreement during the period ending on December 31, 1996 and, thereafter, the yearly fee will be adjusted according to changes in R. R. Donnelley's service needs and increased by an amount equal to the average published consumer price index increase for the preceding 12 months, measured at September 30 of each year, provided that such increases shall not exceed six percent per year. The fees paid by R. R. Donnelley under the agreement for the period from completion of the IPO through December 31, 1996 were $2.3 million.

 Sales through R. R. Donnelley

  The Company sold products and services to clients who were also clients of
R. R. Donnelley. For some of these sales, the Company's clients were billed by
R. R. Donnelley. R. R. Donnelley then allocated to the Company that portion of the revenue attributable to the Company's performed services, as agreed upon by the Company and its client. Sales approximated $20.9 million, $22.7 million and $21.8 million for the years ended December 31, 1994, 1995 and 1996, respectively. The receivables from the Company's clients related to sales prior to the completion of the IPO are excluded from the Company's balance sheets as R. R. Donnelley retained risk of loss with collection. The receivables from R. R. Donnelley related to these sales were included in short-term debt and advances due to related party discussed in Note 11.

  At the completion of the Offering, the Company and R. R. Donnelley entered into a Sales Agreement. Pursuant to the Sales Agreement, if R. R. Donnelley successfully sells the services of the Company to a customer, R. R. Donnelley will, following performance of the services, invoice and seek to collect the amounts owed from such customer for the services provided by the Company. Upon collection of such amounts from the customer, R. R. Donnelley will pay over the collected amount less two percent. Under this agreement, revenue attributable to the Company's performed services are recognized at the completion of the Company's services. The Company retains the risk of loss related to these sales and $4.9 million of sales are included in receivables at December 31, 1996.

 Stock Purchase Plan

  Prior to completion of the IPO, the Company participated in a stock purchase plan for selected managers and key staff employees which was sponsored by R.
R. Donnelley. Under the plan, the Company contributed an amount equal to 70% of participants' contributions, of which 50% was applied to the purchase of R. R.

                     METROMAIL CORPORATION AND AFFILIATES

Donnelley Common Stock and 20% was paid in cash. Amounts charged to expense by the Company for this plan were $0.6 million and $0.3 million for the years ended December 31, 1994 and 1995, respectively. The Company did not participate in this plan in 1996. Accordingly, no amounts were charged to expense by the Company for this plan for the year ended December 31, 1996. Pursuant to the Benefit Administration Services Agreement between R. R. Donnelley and the Company, the Company ceased being a participant in the R. R. Donnelley stock purchase plan at completion of the IPO.

 Tax Allocation and Indemnification Agreement

  Prior to completion of the IPO, the Company was included in the consolidated federal income tax return of R. R. Donnelley and filed on a combined basis with R. R. Donnelley in certain states. Thus, rather than paying income taxes directly in these jurisdictions, the Company made tax sharing payments to R.
R. Donnelley pursuant to R. R. Donnelley's tax allocation policy. In general,
R. R. Donnelley's tax allocation policy provided that the consolidated or combined tax liability was allocated among the entities in the consolidated or combined group based principally upon taxable income, credits, preferences and other amounts directly related to each entity. As a result of completion of the IPO, the Company is no longer permitted to be included in such consolidated and combined tax returns. Instead, it files its own federal, state and local income tax returns and pay its own taxes on a separate company basis. Pursuant to a Tax Allocation and Indemnification Agreement entered into by the Company and R. R. Donnelley at the completion of the IPO, the Company remained obligated to pay to R. R. Donnelley any income taxes shown on R. R. Donnelley's consolidated and combined tax returns, generally to the extent attributable to the Company, for calendar year 1995 and for the tax period (the "Interim Period") beginning on January 1, 1996 and ending on the date of the consummation of the IPO (to the extent that it has not previously paid such amounts to R. R. Donnelley). In addition, if the income tax liability shown on any such consolidated or combined tax return for the Interim Period and attributable to the Company is adjusted as a result of an action of a taxing authority or a court, then the Company will pay to R. R. Donnelley the full amount of any increase in such tax liability (together with any applicable interest and penalties). Under federal regulations, the Company will be subject to several liability for the consolidated federal income taxes for any tax year (including the Interim Period) in which it was a member of the R. R. Donnelley federal consolidated group (whether or not such taxes are attributable to the Company). R. R. Donnelley has agreed to indemnify the Company against such liability and any similar liability under state and local law. R. R. Donnelley has also agreed to indemnify the Company against any increase in the Company's income taxes (whether or not related to taxes paid on a consolidated or combined basis) for periods prior to January 1, 1996 that results from an action of a taxing authority or a court (except to the extent such increase provides tax benefits to the Company for periods beginning on or after January 1, 1996, in which case the sum of such tax benefits will be retained by R. R. Donnelley or paid by the Company to R. R. Donnelley).

 Impact of Operating as a Stand Alone Entity

  The accompanying financial statements reflect all of the Company's costs of doing business, including all expenses incurred by R. R. Donnelley on the Company's behalf in accordance with SEC Staff Accounting Bulletin No. 55. However, the Company estimates that prior to completion of the IPO it would have incurred increased expenses for additional senior management and administrative support functions associated with being a stand alone public entity. In addition, the Company estimates that it would have incurred additional sales commission expense of approximately $0.5 million for the year ended December 31, 1995 payable to R. R. Donnelley related to sales to clients of the Company who are also clients of R. R. Donnelley. These expenses would have been offset partially by reduced database and production costs as a result of increased charges for computer services to be provided by the Company to R. R. Donnelley. The estimated pro forma impact of all of the above adjustments would have reduced pretax income by approximately $1.6 million for the year ended December 31, 1995.

                     METROMAIL CORPORATION AND AFFILIATES

4. INVENTORIES

  The components of the Company's inventories were as follows:

                                                                   DECEMBER 31,
                                                                   -------------
                                                                    1996   1995
                                                                   ------ ------
                                                                        (IN
                                                                    THOUSANDS)
      Raw materials............................................... $2,662 $2,119
      Work in process.............................................  4,060  3,539
                                                                   ------ ------
        Total..................................................... $6,722 $5,658
                                                                   ====== ======

  Raw material inventories consist mainly of paper and other materials used in the manufacturing of directories. Work in process inventories consist of costs associated with jobs not completed for list, list enhancement, lettershop and directories in process.

5. PROPERTY AND EQUIPMENT

  Property and equipment consisted of the following:

                                                               DECEMBER 31,
                                                             ------------------
                                                               1996      1995
                                                             --------  --------
                                                              (IN THOUSANDS)
      Land.................................................. $  1,439  $  1,439
      Buildings and improvements............................   30,328    27,208
      Machinery, equipment and computer hardware............   64,247    52,290
                                                             --------  --------
        Total property and equipment........................   96,014    80,937
      Accumulated depreciation..............................  (50,701)  (43,392)
                                                             --------  --------
        Net property and equipment.......................... $ 45,313  $ 37,545
                                                             ========  ========

  Depreciation expense included in the Consolidated and Combined Statements of Operations was $5.2 million, $6.5 million and $8.6 million for the years ended December 31, 1994, 1995 and 1996, respectively.

6. INTANGIBLE ASSETS

  Intangible assets consisted of the following:

                                                               DECEMBER 31,
                                                             ------------------
                                                               1996      1995
                                                             --------  --------
                                                              (IN THOUSANDS)
      Databases and software development costs.............. $ 65,410  $ 44,811
      Goodwill..............................................  276,761   274,329
                                                             --------  --------
        Total intangibles...................................  342,171   319,140
      Accumulated amortization..............................  (86,372)  (66,614)
                                                             --------  --------
        Total intangibles, net.............................. $255,799  $252,526
                                                             ========  ========

  Amortization expense included in the Consolidated and Combined Statements of Operations was $9.6 million, $14.4 million and $19.8 million for the years ended December 31, 1994, 1995 and 1996, respectively.

                     METROMAIL CORPORATION AND AFFILIATES

7. OTHER ASSETS

  Other assets include investment tax credits recorded in connection with an investment and employment agreement between the Company and the state of Nebraska. The credits recorded in other assets are approximately $4.0 million and $4.9 million as of December 31, 1995 and 1996, respectively. Under the terms of the agreement, the Company must maintain certain investments in plant and equipment and the number of personnel in the state over a defined period of time.

  The Company records the income derived from this agreement in the period in which the required wage and capital expenditures are made. The investment credits will be realized through reductions of sales, use and other state taxes in future periods. Approximately $3.1 million of these tax credits expire in the year 2003 and $1.8 million expire in the year 2010. The benefits associated with these credits are recorded in earnings from operations in the amount of approximately $1.0 million for each of the years ended December 31, 1994, 1995 and 1996. The credits are classified in database and production costs, selling expense and general and administrative expense based on a proration of the amount of wage and capital expenditures applicable to each of the respective areas.

8. PENSION PLAN AND POST-RETIREMENT BENEFITS

  The Company's pension plan (the "Plan") is a defined benefit pension plan sponsored by the Company for its employees. All contributions to the Plan are made by the Company. Employees are considered eligible when they reach 21 years of age. The Plan provides a normal retirement benefit equal to the sum of the following:

  .The benefit accrued as of December 31, 1990;

  . 1.5% of covered earnings for each year of benefit services earned after December 31, 1990, up to a maximum of 38 total years of benefit service (including years of benefit service earned prior to 1991);

  . 0.5% of covered earnings in excess of covered compensation for each year of benefit services earned after December 31, 1990, up to a maximum of 38 total years of benefit service (including years of benefit service earned prior to 1991); and

  .2.0% of covered earnings for each year of benefit service in excess of 38 years.

  Participants are 100 percent vested upon the completion of five years of vesting service; provided, however, that a participant who was employed by the Company prior to 1995 will be vested upon attainment of age 55 regardless of such participant's years of service. Plan participants are eligible for normal benefits at age 65 but may elect early retirement after age 55. The participants may also elect to continue working beyond age 65 and defer retirement.

  Net pension expenses (credits) included in operating results for the Plan for the years ended December 31 were:

                                                       1996     1995     1994
                                                      -------  -------  -------
                                                          (IN THOUSANDS)
Service cost........................................  $ 2,178  $ 1,386  $ 1,602
Interest cost on the projected benefit obligation...    2,391    2,027    1,893
Actual (return) loss on plan assets.................   (5,410)  (6,506)     625
Amortization of unrecognized prior service costs and
 of net obligation at adoption of SFAS No. 87 and
 deferrals..........................................    2,549    4,542   (2,443)
                                                      -------  -------  -------
  Total expense.....................................  $ 1,708  $ 1,449  $ 1,677
                                                      =======  =======  =======

                     METROMAIL CORPORATION AND AFFILIATES

  The actuarial computations that derived the above amounts assumed a discount rate on the projected benefit obligations of 7.50% at December 31, 1996, 7.25% at December 31, 1995 and 8.5% at December 31, 1994, an expected long-term rate of return on Plan assets of 9.5% and annual salary increases of 4.0%.

  In June of 1992 certain accrued benefits and assets relating thereto were transferred to the Plan from the Oregon Printing Industry Pension Plan (the "OPI Benefits"). In connection with the IPO, in July of 1996, the OPI Benefits (approximately $1.9 million) were transferred from the Plan to the R. R. Donnelley Norwest Pension Plan. Had these assets been excluded from plan assets, pension expense would not have been materially impacted for the years ended December 31, 1994, 1995 and 1996, respectively.

  Plan assets are mainly invested in marketable securities valued at the last quoted market price during the fiscal year. The funded status and prepaid pension cost as of December 31 are as follows:

                                                                1996     1995
                                                               -------  -------
                                                               (IN THOUSANDS)
      Fair value of Plan assets..............................  $38,432  $33,095
                                                               -------  -------
      Actuarial present value of benefit obligations:
        Vested...............................................   24,482   22,756
        Non-vested...........................................    1,527    1,709
                                                               -------  -------
      Total accumulated benefit obligations..................   26,009   24,465
      Additional amounts related to projected wage increases.    9,175    9,264
                                                               -------  -------
      Projected benefit obligations for services rendered to
       date..................................................   35,184   33,729
                                                               -------  -------
      Plan assets (liabilities) under projected benefit
       obligations...........................................    3,248     (634)
      Unrecognized prior service cost........................    1,213      867
      Unrecognized net (gain) loss from experience...........   (2,385)   1,157
      Unrecognized portion of net transition obligation......      751      920
                                                               -------  -------
        Prepaid pension costs................................  $ 2,827  $ 2,310
                                                               =======  =======

  In the event of Plan termination, the Plan provides that no funds can revert to the Company and any excess assets over Plan liabilities must be used to fund retirement benefits.

  Benefits under the Pension Plan are limited to the extent required by provisions of the Internal Revenue Code and the Employee Retirement Income Security Act of 1974. If payment of retirement benefits is limited by such provisions, an amount equal to any reduction in retirement benefits will be paid as supplemental benefit under the Unfunded Supplemental Benefit Plan effective January 1, 1996. In 1996, $0.3 million was charged to expense. The accumulated benefit obligation of $0.4 million was recorded in other accrued liabilities at December 31, 1996. At December 31, 1996 the related projected benefit obligation was $1.2 million.

  As a subsidiary of R. R. Donnelley, the Company also provided certain health care and life insurance benefits for retired employees as part of a post-retirement benefit program sponsored by R. R. Donnelley. Subsequent to the IPO, the Company continues to provide certain health care and life insurance benefits for retired employees similar to those sponsored under the R. R. Donnelley program. Substantially all of the Company's domestic full-time employees become eligible for those benefits upon reaching age 55 while working for the Company and having 10 years of continuous service with the Company or R. R. Donnelley at retirement. The Company does not fund the liability and thus no plan assets have been considered in the determination of post-retirement benefit expense below.

                      METROMAIL CORPORATION AND AFFILIATES

  The accrual basis expense for all employees of the Company recorded in the accompanying statements of operations for post-retirement benefit programs sponsored by R. R. Donnelley or the Company during 1994, 1995 and 1996 is as follows:

                                                           1996    1995   1994
                                                          ------  ------ ------
                                                             (IN THOUSANDS)
      Service cost....................................... $  913  $1,088 $1,353
      Interest cost......................................    646     742    707
      Amortization of prior service cost.................   (378)    --     --
                                                          ------  ------ ------
        Total expense.................................... $1,181  $1,830 $2,060
                                                          ======  ====== ======

  The Company is liable for post-retirement medical and life insurance benefits for active employees under 55 years of age who are not yet eligible to receive benefits. This liability is as follows:

                                                                   1996   1995
                                                                  ------ ------
                                                                       (IN
                                                                   THOUSANDS)
      Accumulated post-retirement benefit obligation for active
       plan participants not yet fully eligible to retire and
       receive benefits.......................................... $4,766 $4,647
        Unrecognized prior service cost..........................    863    --
        Unrecognized net gain....................................    345    185
                                                                  ------ ------
        Net post-retirement liability............................ $5,974 $4,832
                                                                  ====== ======

   This liability, net of associated deferred taxes receivable from R. R. Donnelley, has been reflected in other noncurrent liabilities. R. R. Donnelley is liable for payments of post-retirement medical and life insurance benefits for all other employees of the Company as of the completion of the IPO.

  The actuarial computations assume a discount rate of 7.25% (8.5% at December 31, 1995) and a health care cost trend rate of 8.0%, declining gradually to 5.5% in the year 2023 and thereafter to determine the accumulated post-retirement benefit obligation. A one percentage point increase in the health care cost trend rate would increase the 1996 post-retirement benefit expense by less than $0.1 million and the accumulated post-retirement benefit obligation as of December 31, 1996 by approximately $0.2 million.

9. LEASE OBLIGATIONS

  The Company leases office space and various equipment. The leases are mainly accounted for as operating leases. Rental costs under the operating lease agreements approximated $8.7 million, $9.4 million and $10.0 million for the years ended December 31, 1994, 1995 and 1996, respectively.

  Minimum future lease obligations in effect at December 31, 1996 are:

                                                                    OBLIGATION
                                                                  --------------
                                                                  (IN THOUSANDS)
      Period ending December 31,
        1997.....................................................    $10,747
        1998.....................................................      9,697
        1999.....................................................      8,905
        2000.....................................................      7,331
        2001 and thereafter......................................      8,878
                                                                     -------
          Total..................................................    $45,558
                                                                     =======

                     METROMAIL CORPORATION AND AFFILIATES

  The Company is treating the lease of a computer as a capital lease. This lease was initiated on October 1, 1996 and is for a five-year period. The gross asset value recorded under this lease is $4.8 million. Accumulated amortization at December 31, 1996 was approximately $0.2 million and was included in depreciation expense for the year.

  Minimum future lease obligations and imputed interest in effect at December 31, 1996 are:

  Period ending December 31,

                                                              OBLIGATION
                                                              ----------
                                                            (IN THOUSANDS)
                                                       PRINCIPAL INTEREST TOTAL
                                                       --------- -------- ------
  1997................................................  $  822     $347   $1,169
  1998................................................     892      277    1,169
  1999................................................     969      200    1,169
  2000................................................   1,051      118    1,169
  2001................................................     847       29      876
                                                        ------     ----   ------
    Total.............................................  $4,581     $971   $5,552
                                                        ======     ====   ======

10. COMMITMENTS AND CONTINGENCIES

  The Company is a party to certain litigation arising in the ordinary course of business which, in the opinion of the Company, will not have a material adverse effect on the operations or financial position of the Company. See
Item 3: Legal Proceedings.

11. DEBT AND ADVANCES DUE TO A RELATED PARTY

  The Company's debt and advances due to a related party consisted of the following:

                                                              DECEMBER 31,
                                                            -----------------
                                                              1996     1995
                                                            -------- --------
                                                             (IN THOUSANDS)
      Notes payable and accrued interest payable to Caslon
       Incorporated:
        Grid Note, dated October 12, 1987..................  $ --    $ 57,934
        Fixed Note, 9.75%, dated August 13, 1987...........    --     160,000
        Advance due R. R. Donnelley........................    --      30,558
                                                            -------- --------
          Total debt and accrued interest..................  $ --    $248,492
                                                            ======== ========

  Caslon Incorporated is a wholly owned subsidiary of R. R. Donnelley. The Grid Note was paid in full with a portion of the net proceeds of the IPO. Prior to completion of the IPO, the Grid Note funded operating and investing activities of the Company's domestic operations. Interest on the Grid Note was payable on the first day of each calendar quarter based on an interest rate equal to the prime rate in the preceding calendar quarter as published in The Wall Street Journal. As of December 31, 1995, the interest rate on the Grid Note was 8.75%. The Fixed Note was paid in full with a portion of the net proceeds of the IPO. Interest on the Fixed Note was payable on the first day of each calendar quarter based on an interest rate equal to 9.75% per annum.

  Total accrued interest payable included in the above amounts is $5.2 million as of December 31, 1995.

  The debt is classified on the accompanying balance sheet in accordance with the above stated terms. The Grid Note and the Fixed Note are classified as short term at December 31, 1995.

                      METROMAIL CORPORATION AND AFFILIATES

  Advances due to related party represents advances from R. R. Donnelley to fund operating and investing activities, net of cash advanced to R. R. Donnelley from operating cash flows generated by the Company and receivables resulting from sales through R. R. Donnelley discussed in Note 3. Prior to completion of the IPO, this payable was periodically transferred by R. R. Donnelley into the Grid Note borrowings discussed above.

12. DEBT

  Prior to the IPO, ICD had a $4.6 million revolving credit agreement. The amount outstanding under this facility was $1.9 million at December 31, 1995.

  The Company has entered into a credit agreement with a syndicate of banks (the "Credit Agreement") under which it is entitled to borrow up to $45 million on a revolving credit basis. Borrowings under the Credit Agreement mature in 2001 and bear interest (i) at the prime rate announced by the bank acting as agent for the syndicate, (ii) at the LIBOR rate plus, depending on the Company's leverage ratio and fixed charge coverage ratio, up to 42.5 basis points per annum, or (iii) at a rate determined by competitive bidding. At December 31, 1996, there was $21.5 million outstanding under the credit agreement resulting from the repayment of related party debt for ICD and borrowings to provide operating funds for the Company's U.K. operations. Interest paid, net of capitalized interest and related party interest, was $0.6 million in 1996.

13. INCOME TAXES

  The components of the provision for taxes for the years ended December 31 are as follows:

                                                            1996    1995   1994
                                                           ------- ------ ------
                                                              (IN THOUSANDS)
      Federal............................................. $ 9,118 $5,435 $4,929
      State...............................................   1,989    832    755
      Foreign.............................................   1,542    318    --
                                                           ------- ------ ------
        Total tax provision............................... $12,649 $6,585 $5,684
                                                           ======= ====== ======

  The current and deferred portions of the income tax provision are as follows:

                                                          1996    1995    1994
                                                         ------- ------  ------
                                                            (IN THOUSANDS)
      Current........................................... $12,357 $7,295  $6,142
      Deferred..........................................     292   (710)   (458)
                                                         ------- ------  ------
        Total provision................................. $12,649 $6,585  $5,684
                                                         ======= ======  ======

  A reconciliation of the effective tax rate from statutory U.S. federal income tax rate of 35% for the years ended December 31 is as follows:

                                                               1996  1995  1994
                                                               ----  ----  ----
      Federal rate............................................ 35.0% 35.0% 35.0%
      State taxes.............................................  6.0   8.9   9.8
      Foreign taxes...........................................   --   2.4   --
      Goodwill amortization...................................  8.9  23.0  27.7
      Other...................................................   .8   1.4   1.6
                                                               ----  ----  ----
        Effective tax rate.................................... 50.7% 70.7% 74.1%
                                                               ====  ====  ====

                      METROMAIL CORPORATION AND AFFILIATES

  As of December 31, 1995 and 1996, total current deferred tax assets and total noncurrent deferred tax (liability) asset are as follows:

                                                                1996     1995
                                                               -------  -------
      Allowance for doubtful accounts......................... $   690  $   594
      Inventory...............................................  (1,086)  (1,200)
      Vacation liability......................................     756      678
      Payroll and related liabilities.........................     --       153
      Miscellaneous, other....................................     433      400
                                                               -------  -------
        Total net current deferred tax asset..................     793      625
                                                               -------  -------
      Accumulated depreciation................................  (3,906)  (3,006)
      Goodwill and intangibles................................   1,172      974
      Other intangibles.......................................  (1,014)   1,146
      Pension accrual.........................................    (267)    (898)
      Post retirement liabilities.............................   2,424    1,933
      Miscellaneous, other....................................     --       --
                                                               -------  -------
        Total net noncurrent deferred tax (liability) asset...  (1,591)     149
                                                               -------  -------
        Total................................................. $  (798) $   774
                                                               =======  =======

  The Company has not provided a valuation allowance for deferred tax assets because, although realization is not assured, the Company believes it is more likely than not that such tax assets will be recognized through reversals of taxable timing differences and taxable income in future periods.

  Taxes payable are included in debt and advances due to R. R. Donnelley and its subsidiaries for the year ended December 31, 1995. Taxes payable at December 31, 1996 are included in other accrued liabilities. Cash payments for income taxes were $7.2 million for the period from completion of the IPO through December 31, 1996.

14. ACQUISITIONS

  The Company acquired Customer Insight Company, Inc. ("CIC") in June 1994 and a wholly owned subsidiary of R. R. Donnelley acquired ICD in May 1995. Both acquisitions were accounted for as purchases.

  CIC was purchased for approximately $20.0 million. The excess of the purchase price over the fair market value of net assets acquired, including identifiable intangible assets, has been allocated to goodwill in the amount of approximately $16.8 million. The goodwill is being amortized over its estimated useful life of 15 years.

  ICD was purchased for approximately $15.3 million. The excess of the purchase price over the fair market value of net assets acquired, including identifiable intangible assets, has been allocated to goodwill in the amount of $14.7 million. The goodwill is being amortized over its estimated useful life of 40 years.

  In February 1996, a wholly owned subsidiary of R. R. Donnelley contributed ICD to Metromail. Subsequent to the contribution, ICD purchased all of the net assets of DBD. This contribution and purchase between entities under R. R. Donnelley's common control resulted in the historical costs bases of ICD and DBD (prior to their contribution and purchase) being carried over to Metromail with no gain or loss recognized as a result of these transactions.

                     METROMAIL CORPORATION AND AFFILIATES

15. STOCK INCENTIVE PLANS

  The Company has reserved for issuance under the 1996 Stock Incentive Plan and the 1996 Broad-Based Employee Stock Plan an aggregate of 1,600,000 shares of Common Stock. Under the 1996 Stock Incentive Plan, 1,168,500 options and 37,000 shares of restricted Common Stock were granted in 1996. The 1,147,500 options granted on June 19, 1996 have an exercise price per share of $20.50 and the 3,500 options granted on August 27, 1996 have an exercise price per share of $18.1875. These options vest in four annual 25% installments on each of the first four anniversaries of the date of grant. Non-employee directors of the Company were granted 17,500 options on September 1, 1996. Such options have an exercise price per share of $17.5626 and vest on September 1, 1997. Each option granted under the 1996 Stock Incentive Plan has a 10-year term. Options to purchase 142,750 shares of Common Stock were granted on June 19, 1996 under the 1996 Broad-Based Employee Stock Plan and have an exercise price of $20.50. Each such option has a 10-year term and will become exercisable on June 19, 1999. No options were exercised or cancelled during 1996.

  The Company accounts for these plans under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for stock options been determined consistent with FASB Statement No. 123, the Company's net income and net income per share for 1996 would have been reduced by $1.6 million and $0.07, respectively. These plans were not effective for 1995, accordingly 1995 and prior years were not affected by this accounting. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: weighted average risk-free interest of 7.1%; no expected dividend yield; expected life of ten years; weighted average volatility of 36%. Management has provided this information in accordance with the requirements of FASB Statement No. 123. The value attached to the stock options using the Black-Scholes model, which was intended to value short-term, publicly-traded options, may vary significantly due to the lack of history to measure the market for the Common Stock. The Company will continue to revise this calculation annually to report a more current estimate.

16. OTHER ACCRUED LIABILITIES

  The balance in other accrued liabilities consists of the following:

                                                                 1996    1995
                                                                ------- -------
      Taxes.................................................... $ 7,755 $ 4,671
      Capital lease............................................   4,581   4,670
      Data/royalties...........................................   3,363   3,806
      Amount due to related party..............................   4,600     --
      Customer deposits........................................     422   2,127
      Other....................................................   7,839   3,932
                                                                ------- -------
        Total.................................................. $28,560 $19,206
                                                                ======= =======

                      METROMAIL CORPORATION AND AFFILIATES

      NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS--(CONCLUDED)


17. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                 1ST      2ND     3RD     4TH
                                               QUARTER  QUARTER QUARTER QUARTER
                                               -------  ------- ------- -------
                                               (IN THOUSANDS, EXCEPT PER SHARE
                                                            DATA)
   1996:
   Direct marketing sales..................... $41,894  $55,959 $54,820 $74,350
   Reference sales............................  12,475   13,387  13,410  15,150
                                               -------  ------- ------- -------
     Total net sales..........................  54,369   69,346  68,230  89,500
   Earnings from operations...................   1,725    8,713  10,893  15,927
   Net income (loss)..........................  (2,887)   1,484   5,947   9,318
   Earnings (loss) per share..................   (0.13)    0.07    0.27    0.42
                                                 1ST      2ND     3RD     4TH
                                               QUARTER  QUARTER QUARTER QUARTER
                                               -------  ------- ------- -------
                                               (IN THOUSANDS, EXCEPT PER SHARE
                                                            DATA)
   1995:
   Direct marketing sales..................... $38,860  $44,862 $48,018 $57,973
   Reference sales............................  10,972   11,531  13,105  11,866
                                               -------  ------- ------- -------
     Total net sales..........................  49,832   56,393  61,123  69,839
   Earnings from operations...................   3,095   10,445   7,267   9,835
   Net income (loss)..........................  (1,733)   2,464     548   1,456
   Earnings (loss) per share..................   (0.07)    0.11    0.02    0.06

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  None

                                    PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF METROMAIL CORPORATION.

  Information required by this item regarding directors is contained in the section entitled "Election of Director" in the Company's Proxy Statement for its 1997 Annual Meeting of Stockholders, which section is incorporated herein by reference. Information regarding officers is included at the end of Part I of this Annual Report on Form 10-K. Other information required by this item regarding both directors and officers is contained in the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement for its 1997 Annual Meeting of Stockholders, which section is incorporated herein by reference.

ITEM 11: EXECUTIVE COMPENSATION.

  Information required by this item is contained in the section entitled "Compensation of Directors and Executive Officers" in the Company's Proxy Statement for its 1997 Annual Meeting of Stockholders, which section is incorporated herein by reference.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  Information required by this item is contained in the section entitled "Beneficial Ownership of Common Stock" in the Company's Proxy Statement for its 1997 Annual Meeting of Stockholders, which section is incorporated herein by reference.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  Information required by this item is contained in the section entitled "Certain Transactions" in the Company's Proxy Statement for its 1997 Annual Meeting of Stockholders, which section is incorporated herein by reference.

                                    PART IV

ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

  (a)1. FINANCIAL STATEMENTS

      See Part II, Item 8 of this Annual Report on Form 10-K.

    2. FINANCIAL STATEMENT SCHEDULES

      See "Schedule II--Valuation and Qualifying Accounts" set forth below.

    3. EXHIBITS

      Exhibits required to be attached pursuant to Item 601 of Regulation S-K are listed in the Exhibit Index attached hereto, which Exhibit Index is incorporated herein by reference.

  (b)REPORTS ON FORM 8-K

      No Current Report on Form 8-K was filed by the Company during the fourth quarter of 1996.

  (c)EXHIBITS

      See Item 14(a)(3) above.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          Metromail Corporation

                                                   /s/ Barton L. Faber
                                          By: _________________________________
                                             Name: Barton L. Faber
                                             Title: Chairman

March 4, 1997

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF METROMAIL CORPORATION AND IN THE CAPACITIES AND ON THE DATE INDICATED.

             SIGNATURE                         TITLE(S)                   DATE
             ---------                         --------                   ----
        /s/ Barton L. Faber          Director and Chairman           March 4, 1997
____________________________________   (principal executive
          Barton L. Faber              officer)

       /s/ Susan L. Henricks         Director, President and         March 4, 1997
____________________________________   Chief Executive Officer
         Susan L. Henricks

        /s/ Ronald G. Eidell         Chief Financial Officer         March 4, 1997
____________________________________   (principal financial
          Ronald G. Eidell             officer)

      /s/ Kenneth A. Glowacki        Vice President, Finance         March 4, 1997
____________________________________   (principal accounting
        Kenneth A. Glowacki            officer)

      /s/ Robert C. McCormack        Director                        March 4, 1997
____________________________________
        Robert C. McCormack

        /s/ Peter F. Murphy          Director                        March 4, 1997
____________________________________
          Peter F. Murphy

        /s/ Jonathan P. Ward         Director                        March 4, 1997
____________________________________
          Jonathan P. Ward

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

  We have audited in accordance with generally accepted auditing standards, the consolidated and combined financial statements of Metromail Corporation and Affiliates included in this Form 10-K and have issued our report thereon dated January 21, 1997. Our audit was made for the purpose of forming an opinion on the basic financial statements as a whole. The schedule immediately following this report is presented for purposes of complying with the Securities and Exchange Commissions rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          Arthur Andersen LLP

Chicago, Illinois
January 21, 1997

                      METROMAIL CORPORATION AND AFFILIATES

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                                             DEDUCTIONS--
                                                       ADDITIONS              WRITE-OFFS
                                   BALANCE  --------------------------------   OF TRADE
                                   AT THE   CHARGES    CHARGES   CHARGES TO  RECEIVABLES, BALANCE AT
      SALES ALLOWANCES AND        BEGINNING    TO        TO         OTHER       NET OF      END OF
ALLOWANCES FOR DOUBTFUL ACCOUNTS  OF PERIOD SALES(1) EXPENSES(2) ACCOUNTS(3)  RECOVERIES    PERIOD
--------------------------------  --------- -------- ----------- ----------- ------------ ----------
For the Year Ended December 31,
 1995...........................    3,586    5,067      2,180        465        (7,333)     3,965
For the Year Ended December 31,
 1996...........................    3,965    4,979      2,143        --         (6,626)     4,461

--------
(1) These amounts represent provisions for sales allowances that are included in net sales.
(2) These amounts represent provisions for doubtful accounts that are included in general and administrative expenses.
(3) Represent additions to the reserve resulting from the purchase of ICD in 1995.

                                 EXHIBIT INDEX

     EXHIBIT
       NO.                               DESCRIPTION
     -------                             -----------
      3(i)   Third Restated Certificate of Incorporation of Metromail
             Corporation, as amended.
      3(ii)  By-laws of Metromail Corporation. (1)
      4      Rights Agreement, dated as of February 24, 1997, between Metromail
             Corporation and American Stock Transfer and Trust Company, as
             Rights Agent. (2)
     10.1    Form of Transition Services Agreement between Metromail
             Corporation and
             R. R. Donnelley. (1)
     10.2    Form of Sales Agreement between Metromail Corporation and R. R.
             Donnelley. (1)
     10.3    Form of Benefit Administration Services Agreement between
             Metromail Corporation and R. R. Donnelley. (1)
     10.4    Form of Data Center Services Agreement between Metromail
             Corporation and
             R. R. Donnelley. (1)
     10.5    Form of Tax Allocation and Indemnification Agreement between
             Metromail Corporation and R. R. Donnelley. (1)
     10.6*   Employment Agreement between Metromail Corporation and Barton L.
             Faber. (1)
     10.7*   Employment Agreement between Metromail Corporation and Susan L.
             Henricks. (1)
     10.8*   Employment Agreement between Metromail Corporation and Ronald G.
             Eidell.
     10.9*   Employment Agreement between Metromail Corporation and Thomas J.
             Quarles.
     10.10*  Employment Agreement dated June 16, 1994 between Customer Insight
             Company and Tery R. Larrew. (1)
     10.11*  Management Agreement between Metromail Corporation and Barton L.
             Faber.
     10.12*  Management Agreement between Metromail Corporation and Susan L.
             Henricks.
     10.13*  Management Agreement between Metromail Corporation and Ronald G.
             Eidell.
     10.14*  Management Agreement between Metromail Corporation and Thomas J.
             Quarles.
     10.15*  Management Agreement between Metromail Corporation and Tery R.
             Larrew.
     10.16*  Amended and Restated Metromail Corporation 1996 Stock Incentive
             Plan.
     10.17*  Metromail Corporation 1996 Broad-Based Employee Stock Plan. (1)
     10.18*  Metromail Corporation Directors' Deferred Retainer Plan.
     10.19   Form of Credit Agreement among Metromail Corporation and certain
             Subsidiaries, as Borrower, the Banks named therein and the First
             National Bank of Chicago, as Administrative Agent. (1)
     10.20   Registration Rights Agreement, dated as of February 24, 1997, between Metromail Corporation and R. R. Donnelley. (3)
     10.21   Acknowledgment and Agreement, dated as of February 24, 1997, between Metromail Corporation and R. R. Donnelley. (3)
     21      Subsidiaries of Metromail Corporation.
     23      Consent of Arthur Andersen LLP.
     27      Financial Data Schedule.

--------
*Denotes management contract or compensatory plan or arrangement.
(1) Filed as an Exhibit to the Company's Registration Statement on Form S-1 (No. 333-2042) that became effective on June 13, 1996, and incorporated herein by reference.
(2) Filed as an Exhibit to the Company's Registration Statement on Form 8-A, filed on February 26, 1997, and incorporated herein by reference.
(3) Filed as an Exhibit to the Company's Current Report on Form 8-K dated February 24, 1997, and incorporated herein by reference.