Form 10-Q
period 1997-03-31
METROMAIL CORP
filed 1997-05-14
CIK 737755

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

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

  Common Stock, par value $.01 per share: 22,257,100 shares outstanding as of March 31, 1997.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                     INDEX

                                                                           PAGE
                                                                           ----
PART I--FINANCIAL INFORMATION
  Item 1. Financial Statements
    Consolidated and Combined Statements of Operations for the three month
     period ended March 31, 1997 and 1996.................................   1
    Consolidated and Combined Balance Sheets as of March 31, 1997 and
     December 31, 1996....................................................   2
    Consolidated and Combined Statements of Cash Flows for the three month
     period ended March 31, 1997 and 1996.................................   3
    Notes to Consolidated and Combined Financial Statements...............   4
  Item 2. Management's Discussion and Analysis of Financial Condition and
   Results of Operations..................................................   4
  Item 3. Quantitative and Qualitative Disclosures About Market Risk......   *
PART II--OTHER INFORMATION
  Item 1. Legal Proceedings...............................................   6
  Item 2. Changes in Securities...........................................   *
  Item 3. Defaults Upon Senior Securities.................................   *
  Item 4. Submission of Matters to a Vote of Security Holders.............   *
  Item 5. Other Information...............................................   6
  Item 6. Exhibits and Reports on Form 8-K................................   7

--------
  * No response to this item is included herein for the reason that it is inapplicable or the answer to such item is negative.

                         PART I--FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS.

                      METROMAIL CORPORATION AND AFFILIATES

               CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                         THREE MONTHS ENDED
                                                              MARCH 31,
                                                        ----------------------
                                                           1997        1996
                                                        ----------  ----------
Direct marketing sales................................. $   35,149  $   26,984
Database marketing sales...............................     16,539      14,910
Reference sales........................................     14,112      12,475
                                                        ----------  ----------
  Total net sales......................................     65,800      54,369
                                                        ----------  ----------
Database and production costs..........................     41,178      33,606
Amortization of goodwill...............................      1,908       1,889
Selling expenses.......................................     12,817      11,821
General and administrative expenses....................      6,022       4,909
Provision for doubtful accounts........................        488         419
                                                        ----------  ----------
  Earnings from operations.............................      3,387       1,725
Interest expense--related party........................        --        5,345
Interest expense.......................................        291          60
Other (income)--net....................................       (117)         (5)
                                                        ----------  ----------
  Earnings (loss) before income taxes..................      3,213      (3,675)
Income tax expense (benefit)...........................      1,950        (788)
                                                        ----------  ----------
  Net income (loss).................................... $    1,263  $   (2,887)
                                                        ==========  ==========
  Net income (loss) per share.......................... $      .06  $     (.13)
                                                        ==========  ==========
  Weighted average number of shares of common stock and
   common stock equivalents outstanding................ 22,284,000  22,434,000
                                                        ==========  ==========



   See accompanying Notes to Consolidated and Combined Financial Statements.

                     METROMAIL CORPORATION AND AFFILIATES

                   CONSOLIDATED AND COMBINED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                         MARCH
                                                          31,     DECEMBER 31,
                        ASSETS                            1997        1996
                        ------                          --------  ------------
Cash and equivalents................................... $ 19,811    $ 18,530
Receivables, less sales allowances and allowances for
 doubtful accounts of $4,546 in 1997 and $4,461 in
 1996..................................................   89,019      99,219
Inventories............................................    7,172       6,722
Prepaid expenses.......................................   12,485       8,552
Deferred income taxes..................................      793         793
                                                        --------    --------
    Total current assets...............................  129,280     133,816
Net property, plant and equipment, at cost, less
 accumulated depreciation of $52,922 in 1997 and
 $50,701 in 1996.......................................   45,115      45,313
Goodwill and other intangibles, net of accumulated
 amortization of $86,084 in 1997 and $86,372 in 1996...  258,163     255,799
Other assets...........................................    8,756       8,478
                                                        --------    --------
    Total assets....................................... $441,314    $443,406
                                                        ========    ========
         LIABILITIES AND SHAREHOLDERS' EQUITY
         ------------------------------------
Accounts payable....................................... $  5,130    $  6,608
Accrued compensation...................................    6,500       8,540
Deferred revenue.......................................    9,165       9,050
Other accrued liabilities..............................   29,852      28,560
                                                        --------    --------
    Total current liabilities..........................   50,647      52,758
Long-term debt.........................................   21,014      21,468
Deferred income taxes..................................    1,601       1,591
Other noncurrent liabilities...........................    6,286       7,041
                                                        --------    --------
    Total noncurrent liabilities.......................   28,901      30,100
Shareholders' equity:
  Common stock, $.01 par value, authorized 75,000,000
   shares; issued 22,437,000. Preferred stock, $.01 par
   value, authorized 20,000,000 shares; no shares
   issued..............................................      224         224
  Treasury stock (179,900 shares March 31, 1997 and
   125,100 shares December 31, 1996)...................   (3,133)     (2,146)
  Additional paid-in capital...........................  375,590     374,832
  Retained deficit (includes cumulative adjustment for
   currency translation of $184 in 1997 and $3 in
   1996)...............................................  (10,915)    (12,362)
                                                        --------    --------
    Total shareholders' equity.........................  361,766     360,548
                                                        --------    --------
    Total liabilities and shareholders' equity......... $441,314    $443,406
                                                        ========    ========


   See accompanying Notes to Consolidated and Combined Financial Statements.

                      METROMAIL CORPORATION AND AFFILIATES

               CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                              THREE MONTHS
                                                                 ENDED
                                                               MARCH 31,
                                                            -----------------
                                                             1997      1996
                                                            -------  --------
Cash flows provided by (used in) operating activities:
  Net income (loss) from operations........................ $ 1,263  $ (2,887)
  Depreciation and amortization of intangibles.............   5,595     3,548
  Amortization of goodwill.................................   1,908     1,889
  Net change in assets and liabilities.....................   3,441     2,298
                                                            -------  --------
      Net cash provided by operating activities............  12,207     4,848
Cash flows used for investing activities:
  Capital expenditures.....................................  (7,719)   (7,860)
  Other investments........................................  (1,950)      --
                                                            -------  --------
      Net cash used for investing activities...............  (9,669)  (7,860)
Cash flows provided by (used for) financing activities:
  Borrowings and advances from related parties.............     --     75,389
  Repayments of borrowings and advances from related
   parties.................................................     --    (74,431)
  Change in borrowings.....................................    (454)    1,956
  Purchase of treasury stock...............................    (987)      --
                                                            -------  --------
      Net cash provided by (used for) financing activities.  (1,441)    2,914
                                                            -------  --------
Effect of exchange rate changes on cash and cash
 equivalents...............................................     184        98
                                                            -------  --------
  Net increase (decrease) in cash and equivalents..........   1,281       --
      Cash and equivalents at beginning of period..........  18,530       --
                                                            -------  --------
      Cash and equivalents at end of period................ $19,811       --
                                                            =======  ========
The changes in assets and liabilities, net of balances
 assumed through
 acquisitions were as follows:
  Decrease (increase) in assets:
    Receivables--net.......................................  10,200     9,040
    Inventories--net.......................................    (450)   (1,409)
    Prepaid expenses.......................................  (3,933)   (1,089)
    Other assets...........................................     480    (1,076)
  Increase (decrease) in liabilities:
    Accounts payable.......................................  (1,478)     (860)
    Accrued compensation...................................  (2,040)   (1,272)
    Deferred revenue.......................................     115    (1,285)
    Other accrued liabilities..............................   1,292      (400)
    Deferred income taxes..................................      10       --
    Other noncurrent liabilities...........................    (755)      649
                                                            -------  --------
      Net change in assets and liabilities................. $ 3,441  $  2,298
                                                            =======  ========

   See accompanying Notes to Consolidated and Combined Financial Statements.

                      METROMAIL CORPORATION AND AFFILIATES

                       NOTES TO CONSOLIDATED AND COMBINED
                              FINANCIAL STATEMENTS

NOTE 1.

  The consolidated and combined financial statements included herein are unaudited and have been prepared by Metromail Corporation (the "Company") to conform with the requirements applicable to this Quarterly Report on Form 10-Q. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted as permitted by such requirements. However, the Company believes that the disclosures made are adequate to make the information presented not misleading. These consolidated and combined financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

  The consolidated and combined financial statements included herein reflect, in the opinion of the Company, all adjustments (which include only normal, recurring adjustments) necessary to present fairly the financial information for such periods.

NOTE 2.

  On June 19, 1996, the Company completed an initial public offering of 13,800,000 shares of Common Stock (the "IPO"). Prior to the IPO, the Company had been a wholly-owned subsidiary of R. R. Donnelley & Sons Company ("R. R. Donnelley"). Approximately $247.4 million of the net proceeds of $267.4 million from the IPO were used to repay the amounts owed by the Company to a subsidiary of R. R. Donnelley and the amounts owed by a subsidiary of the Company under a revolving credit facility.

  As a result of the IPO, the number of outstanding shares of Common Stock increased to 22,434,000 shares from 8,600,000 shares outstanding prior to the IPO. Additional paid-in capital was increased to $379.1 million primarily due to the proceeds from the IPO.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

 Three months ended March 31, 1997 compared to three months ended March 31,
1996

  Total net sales increased 21.0% to $65.8 million for the first quarter of 1997 from $54.4 million for the first quarter of 1996. This $11.4 million increase was comprised of an $8.2 million, or 30.3%, increase in direct marketing sales, a $1.6 million, or 10.9%, increase in database marketing sales (previously included in direct marketing sales) and a $1.6 million, or 13.1%, increase in reference sales. Within direct marketing services, list services in the U.S. and U.K., as well as lettershop services, all produced double digit growth over the prior year first quarter. Sales growth for database marketing services, which includes software sales and list enhancement services, resulted primarily from strong demand for the Company's AnalytiX(R) and Explore(TM) software products. The growth in reference sales was primarily due to a 30.4% increase in the Company's MetroNet(R) and National Directory Assistance ("NDA(R)") on-line services along with 2.5% growth in the directory business.

  Database and production costs primarily represent expenses incurred to maintain the Company's database and to customize data for client use, including salaries and wages, annual costs to acquire data and amortization of capitalized data costs, facility costs and depreciation of equipment. Database and production costs increased for the three months ended March 31, 1997 to $41.2 million, or 62.6% as a percentage of total net sales, from $33.6 million for the three months ended March 31, 1996, or 61.8% as a percentage of total net sales. Approximately $3.1 million of the increase was due to increased volume in the lettershops, increased staffing and facility costs to support the growth of the Company's software business and online services. Increased salary costs across all operations accounted for the balance of the increase. The increase as a percentage of total net sales was primarily due to the increased costs incurred for the higher than planned volume at the lettershops, which have higher production costs as a percentage of total net sales compared to the other operations of the Company.

  Selling expense of $12.8 million increased $1.0 million, or 8.5%, from the three months ended March 31, 1996, and decreased as a percentage of total net sales to 19.5% from 21.7% in the prior year period. The improvement in selling expense as a percentage of total net sales was due to increased efficiencies across the sales organizations.

  General and administrative expenses increased $1.1 million, or 22.7%, from the three months ended March 31, 1996 primarily due to increased staff costs associated with being a stand alone public company. None of these costs were incurred in the first quarter of 1996.

  Earnings from operations of $3.4 million increased $1.7 million for the three months ended March 31, 1997 from $1.7 million for the three months ended March 31, 1996 due to the foregoing factors.

  Interest expense-related party, primarily paid to a subsidiary of R. R. Donnelley, of $5.3 million for the three months ended March 31, 1996, was zero for the three months ended March 31, 1997 due to the elimination of the related party debt subsequent to completion of the IPO.

  The Company's tax expense increased $2.7 million compared to the first quarter of 1996 due to the increase in earnings before income taxes. The effective tax rate exceeds the U.S. federal statutory rate primarily due to the effect of non-deductible goodwill amortization.

  Net income increased $4.2 to $1.3 million compared to a $2.9 million loss for the first quarter of 1996 as a result of the foregoing factors.

CHANGES IN FINANCIAL CONDITION

  For the first three months of 1997, operating cash flow (net income plus depreciation and amortization) of $8.8 million increased $6.2 million over the prior year period. The Company believes that cash flows from operations will be sufficient to fund its ongoing operations on a long-term basis, as well as continued growth and investment. The Company expects the credit agreement described below to be available for seasonal cash needs and acquisitions.

  Capital expenditures and investments for the first three months of 1997 totaled $9.7 million, an increase of $1.8 million over the first three months of 1996, primarily due to a minority investment in a provider of database marketing and direct marketing services.

  The Company has entered into a credit agreement with a syndicate of banks (the "Credit Agreement") under which it is entitled to borrow up to $45 million on a revolving credit basis. Borrowings under the Credit Agreement mature in 2001 and bear interest (i) at the prime rate announced by the bank acting as agent for the syndicate, (ii) at the LIBOR rate plus, depending on the Company's leverage ratio and fixed charge coverage ratio, up to 42.5 basis points per annum, or (iii) at a rate determined by competitive bidding. At March 31, 1997 there was $21.0 million outstanding under the credit agreement resulting from the repayment of related party debt and borrowings to provide operating funds for the Company's U.K. operations.

  Under the terms of a stock repurchase program approved by the Board of Directors in December 1996, the Company repurchased 54,800 shares of Common Stock for $1.0 million during the three months ended March 31, 1997.

OUTLOOK

  Historically, the Company's net sales build quarterly through the year, with the majority of net sales being achieved in the second half of a given year. In 1994, 1995 and 1996, total net sales of the Company during the second half of the year constituted 56.3%, 55.3% and 56.0%, respectively, of total net sales for the year.

  Many of the Company's expenses are incurred ratably throughout the year and, when combined with the quarterly revenue pattern discussed above, result historically in fluctuations in earnings from operations. Earnings from operations are strongest in the second half of the year. Earnings from operations in the second half of 1994, 1995 and 1996 constituted 70.4%, 55.6% and 72.0%, respectively, of total earnings from operations for the year. Had the deferral of approximately $2.0 million of expenses from the second quarter of 1995 to the third and fourth quarters of 1995 (resulting in a $2.0 million negative impact on earnings from operations for the second half of 1995) not taken place, the Company estimates that the percentage of earnings from operations for the second half of 1995 would have been approximately 62.1% of the full year's earnings from operations.

  Management expects the historical patterns of larger second half portions of the year's sales and operating earnings to occur again in 1997. Furthermore, in 1997, the U.K. operations will distribute only one survey (in the third quarter 1997) compared to two in 1996 (second quarter and fourth quarter 1996) reflecting the new nine month production cycle for this portion of the U.K. operation's business. The 1996 surveys produced $7.4 million and $9.8 million of revenue in the second and fourth quarters of 1996, respectively. The second and fourth quarters of 1997 will not include any U.K. survey revenue. In 1997 the U.K. survey revenue will be reflected in the Company's results in the third quarter. Revenues in 1998 are expected to include two surveys for the Company's U.K. operations.

  The Company is required to adopt Statement of Financial Accounting Standards
(SFAS) No. 128 on Earnings per Share and SFAS No. 129 on Capital Structure for both interim and annual periods ending after December 15, 1997. Earlier adoption is prohibited. The impact of the adoption of these standards is not expected to be material to the Company's financial statements.

                          PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

  The Company has previously reported that it is a party to a lawsuit filed in the District Court of Travis County, Texas, entitled Beverly J. Dennis v. Metromail Corporation et al., Cause No. 96-04451. In April, 1997, the Court dismissed the complaints against the Texas Department of Criminal Justice, the executive director of the Texas Department of Criminal Justice and the chairman of the Texas Board of Criminal Justice. In addition, in April, 1997, a third amended complaint was filed naming three additional plaintiffs, none of whom alleged that he or she received any offensive letter from a prisoner that key punched data. The Company does not anticipate that the foregoing developments will have any adverse impact on the outcome of this lawsuit. Refer to Part I, Item 3 of the Company's Annual Report on Form 10-K for the year ended December 31, 1996 for additional disclosure regarding this lawsuit.

ITEM 5. OTHER INFORMATION.

  Certain statements in this filing and elsewhere (such as in other filings by the Company with the Securities and Exchange Commission, press releases, presentations by the Company or its management and oral statements) may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Refer to the Company's Registration Statement (No. 333-2042) under "Risk Factors," and Part II, Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 1996 for a description of such factors.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

  (a) EXHIBITS

            Third Restated Certificate of Incorporation of Metromail
  3(i)      Corporation. (1)
  4         Rights Agreement, dated as of February 24, 1997, between Metromail
            Corporation and
            American Stock Transfer and Trust Company, as Rights Agent. (2)
 10.1*      Management Agreement between Metromail Corporation and Barton L.
            Faber.(1)
 10.2*      Management Agreement between Metromail Corporation and Susan L.
            Henricks.(1)
 10.3*      Management Agreement between Metromail Corporation and Ronald G.
            Eidell.(1)
 10.4*      Management Agreement between Metromail Corporation and Thomas J.
            Quarles.(1)
 10.5*      Management Agreement between Metromail Corporation and Tery R.
            Larrew.(1)
 10.6*      Metromail Corporation Directors' Deferred Retainer Plan.(1)
 10.7       Registration Rights Agreement, dated as of February 24, 1997, between Metromail
            Corporation and R. R. Donnelley & Sons Company.(3)
 10.8       Acknowledgment and Agreement, dated as of February 24, 1997, between Metromail
            Corporation and R. R. Donnelley & Sons Company.(3)
 27         Financial Data Schedule.

  (b) The Company filed a Current Report on Form 8-K dated February 24, 1997 reporting under Item 5 and Item 7 the adoption by the Company's Board of Directors of a stockholder rights plan and the entering into by the Company of a Registration Rights Agreement and a Letter Agreement with R. R. Donnelley.
--------
*Denotes management contract or compensatory plan or arrangement.
(1) Filed as an Exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1996, and incorporated herein by reference.
(2) Filed as an Exhibit to the Company's Registration Statement on Form 8-A, filed on February 26, 1997, and incorporated herein by reference.
(3) Filed as an Exhibit to the Company's Current Report on Form 8-K dated February 24, 1997, and incorporated herein by reference.

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

Date: May 13, 1997