Form 10-Q
period 1997-06-30
METROMAIL CORP
filed 1997-08-13
CIK 737755

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

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

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

  Common Stock, par value $.01 per share: 22,494,931 shares outstanding as of July 31, 1997.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                     INDEX

                                                                           PAGE
                                                                           ----
Part I--Financial Information
  Item 1. Financial Statements
    Consolidated and Combined Statements of Operations for the three month
     and six month periods ended June 30, 1997 and 1996...................   1
    Consolidated and Combined Balance Sheets as of June 30, 1997 and
     December 31, 1996....................................................   2
    Consolidated and Combined Statements of Cash Flows for the six month
     period ended June 30, 1997 and 1996..................................   3
    Notes to Consolidated and Combined Financial Statements...............   4
  Item 2. Management's Discussion and Analysis of Financial Condition and
   Results of Operations..................................................   4
  Item 3. Quantitative and Qualitative Disclosures About Market Risk......   *
Part II--Other Information
  Item 1. Legal Proceedings...............................................   7
  Item 2. Changes in Securities...........................................   *
  Item 3. Defaults Upon Senior Securities.................................   *
  Item 4. Submission of Matters to a Vote of Security Holders.............   8
  Item 5. Other Information...............................................   8
  Item 6. Exhibits and Reports on Form 8-K................................   9

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

                         PART I--FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS.

                      METROMAIL CORPORATION AND AFFILIATES

               CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                              THREE MONTHS       SIX MONTHS
                                                  ENDED             ENDED
                                                JUNE 30,          JUNE 30,
                                             ----------------  ----------------
                                              1997     1996     1997     1996
                                             -------  -------  -------  -------
Direct marketing sales...................... $41,664  $37,121  $76,813  $64,105
Database marketing sales....................  17,809   18,838   34,348   33,748
Reference sales.............................  14,336   13,387   28,448   25,862
                                             -------  -------  -------  -------
    Total net sales.........................  73,809   69,346  139,609  123,715
                                             -------  -------  -------  -------
Database and production costs...............  44,918   37,845   86,096   71,451
Amortization of goodwill....................   1,908    1,890    3,816    3,779
Selling expenses............................  13,497   13,569   26,314   25,390
General and administrative expenses.........   7,634    6,765   13,656   11,674
Provision for doubtful accounts.............     528      564    1,016      983
                                             -------  -------  -------  -------
    Earnings from operations................   5,324    8,713    8,711   10,438
Interest expense--related party.............     --     4,833      --    10,178
Interest expense............................     240      271      531      331
Other (income)--net.........................    (151)     (40)    (268)     (45)
                                             -------  -------  -------  -------
    Earnings (loss) before income taxes.....   5,235    3,649    8,448      (26)
Income tax expense..........................   2,632    2,165    4,582    1,377
                                             -------  -------  -------  -------
    Net income (loss)....................... $ 2,603  $ 1,484  $ 3,866  $(1,403)
                                             =======  =======  =======  =======
    Net income (loss) per share............. $   .12  $   .07  $   .17  $  (.06)
                                             =======  =======  =======  =======

Weighted average number of shares
 of
 common stock and common stock
 equivalents outstanding.......... 22,289,000 22,434,000 22,289,000 22,434,000
                                   ========== ========== ========== ==========

   See accompanying Notes to Consolidated and Combined Financial Statements.

                     METROMAIL CORPORATION AND AFFILIATES

                   CONSOLIDATED AND COMBINED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                         JUNE 30,  DECEMBER 31,
ASSETS                                                     1997        1996
------                                                   --------  ------------
Cash and equivalents.................................... $ 12,160    $ 18,530
Receivables, less sales allowances and allowances for
 doubtful accounts of $4,086
 in 1997 and $4,461 in 1996.............................   95,071      99,219
Inventories.............................................    6,924       6,722
Prepaid expenses........................................   20,211       8,552
Deferred income taxes...................................      793         793
                                                         --------    --------
    Total current assets................................  135,159     133,816
Net property, plant and equipment, at cost, less
 accumulated depreciation of
 $54,019 in 1997 and $50,701 in 1996....................   46,542      45,313
Goodwill and other intangibles, net of accumulated
 amortization of $92,136 in
 1997 and $86,372 in 1996...............................  257,062     255,799
Other assets............................................    7,517       8,478
                                                         --------    --------
    Total assets........................................ $446,280    $443,406
                                                         ========    ========
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Accounts payable........................................ $  4,732    $  6,608
Accrued compensation....................................    6,658       8,540
Deferred revenue........................................    9,096       9,050
Other accrued liabilities...............................   32,232      28,560
                                                         --------    --------
    Total current liabilities...........................   52,718      52,758
Long-term debt..........................................   21,729      21,468
Deferred income taxes...................................    1,593       1,591
Other noncurrent liabilities............................    6,598       7,041
                                                         --------    --------
    Total noncurrent liabilities........................   29,920      30,100
Shareholders' equity:
  Common stock, $.01 par value, authorized 75,000,000
   shares; issued
   22,437,000. Preferred stock, $.01 par value,
   authorized 20,000,000 shares; no
   shares issued........................................      224         224
  Treasury stock (180,100 shares June 30, 1997 and
   125,100 shares
   December 31, 1996)...................................   (3,137)     (2,146)
  Unearned compensation--restricted stock...............     (584)        --
  Additional paid-in capital............................  375,590     374,832
  Retained deficit (includes cumulative adjustment for
   currency translation of $48 in 1997 and $3 in 1996)..   (8,451)    (12,362)
                                                         --------    --------
    Total shareholders' equity..........................  363,642     360,548
                                                         --------    --------
    Total liabilities and shareholders' equity.......... $446,280    $443,406
                                                         ========    ========

   See accompanying Notes to Consolidated and Combined Financial Statements.

                      METROMAIL CORPORATION AND AFFILIATES

               CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                            SIX MONTHS ENDED
                                                                JUNE 30,
                                                            -----------------
                                                             1997      1996
                                                            -------  --------
Cash flows provided by (used in) operating activities:
  Net income (loss) from operations........................ $ 3,866  $ (1,403)
  Depreciation and amortization of intangibles.............  11,968     9,162
  Amortization of goodwill.................................   3,816     3,780
  Other--net...............................................     277       --
  Net change in assets and liabilities.....................  (7,233)    3,331
                                                            -------  --------
      Net cash provided by operating activities............  12,694    14,870
Cash flows used for investing activities:
  Capital expenditures..................................... (16,429)  (15,406)
  Other investments including acquisitions, net of cash....  (1,950)      --
                                                            -------  --------
      Net cash used for investing activities............... (18,379)  (15,406)
Cash flows provided by (used for) financing activities:
  Borrowings and advances from related parties.............     --    129,210
  Repayments of borrowings and advances from related
   parties.................................................     --   (380,084)
  Change in borrowings.....................................     261    (1,849)
  Proceeds from initial public offering....................     --    267,500
  Purchase of treasury stock...............................    (991)      --
                                                            -------  --------
      Net cash provided by (used for) financing activities.    (730)   14,777
                                                            -------  --------
Effect of exchange rate changes on cash and cash
 equivalents...............................................      45        98
                                                            -------  --------
Net increase (decrease) in cash and equivalents............  (6,370)   14,339
      Cash and equivalents at beginning of period..........  18,530       --
                                                            -------  --------
      Cash and equivalents at end of period................ $12,160  $ 14,339
                                                            =======  ========
The changes in assets and liabilities, net of balances
 assumed through acquisitions were as follows:
  Decrease (increase) in assets:
    Receivables--net.......................................   4,148      (700)
    Inventories--net.......................................    (202)   (1,266)
    Prepaid expenses....................................... (11,659)    1,920
    Other assets...........................................     961    (1,335)
  Increase (decrease) in liabilities:
    Accounts payable.......................................  (1,876)    1,911
    Accrued compensation...................................  (1,882)      701
    Deferred revenue.......................................      46      (450)
    Other accrued liabilities..............................   3,672     1,901
    Deferred income taxes..................................       2       --
    Other noncurrent liabilities...........................    (443)      649
                                                            -------  --------
      Net change in assets and liabilities................. $(7,233) $  3,331
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

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

 Three months ended June 30, 1997 compared to three months ended June 30, 1996

  Total net sales increased 6.4% to $73.8 million for the second quarter of 1997 from $69.3 million for the second quarter of 1996. This $4.5 million increase was comprised of a $4.5 million, or 12.2%, increase in direct marketing sales; a $1.0 million, or 5.5%, decrease in database marketing sales (previously included in direct marketing sales); and a $0.9 million, or 7.1%, increase in reference sales. Comparability of second quarter net sales was affected by the planned shift in 1997 of U.K. survey information sales from the second quarter to the second half, primarily the third quarter. If second quarter 1996 sales are adjusted to remove sales of the U.K. survey information of $7.4 million, total net sales would have increased 19.0% and direct marketing sales would have increased 40% in the second quarter. Within direct marketing services, sales of list services in the U.S. grew 24.2% to $20.5 million and sales of lettershop services grew 47.0% to $17.2 million. These increases were partially offset by a $5.0 million decrease resulting from the planned timing shift of the 1997 U.K. survey information sales. Database marketing services, which include software sales and list enhancement services, decreased from the second quarter of 1996 due to an 11.4%, or $1.5 million, decrease in sales of list enhancement services, partially offset by a 7.8% increase to $6.1 million in sales of the Company's AnalytiX(R) and Explore(TM) software products. The growth in reference sales was primarily due to a 21.3% increase in sales of the Company's MetroNet(R) and National Directory Assistance ("NDA(R)") on-line services while sales in the directory business were flat compared to the prior year quarter.

  Database and production costs primarily represent expenses incurred to maintain the Company's database and to customize data for client use, including salaries and wages, annual costs to acquire data and amortization of capitalized data costs, facility costs and depreciation of equipment. Database and production costs increased for the three months ended June 30, 1997 to $44.9 million, or 60.9% as a percentage of total net sales, from $37.8 million for the three months ended June 30, 1996, or 54.6% as a percentage of total net sales. Approximately $4.1 million of the increase was due to increased volume in the lettershops and $1.8 million was due to increased staffing and facility costs to support the growth of the Company's software business and online services. The estimated one-time costs for consolidation of the Company's data processing centers in Lombard, Illinois and Lincoln, Nebraska into a single center in Lombard, accounted for $0.7 million of the increase. Increased salary costs across all operations accounted for the balance of the increase, offset by expense reductions of $1.8 million resulting from the shift of the U.K. survey to the second half, primarily the third quarter. The increase as a percentage of total net sales was primarily due to the increased costs incurred for the increased volume at the lettershops, which have higher production costs as a percentage of total net sales compared to the other operations of the Company, and the estimated data center consolidation costs.

  Selling expense of $13.5 million was essentially unchanged from the prior year quarter, and decreased as a percentage of total net sales to 18.3% from 19.6% in the prior year period. Selling expense increases across most operations were offset by a $1.1 million decrease for the U.K. operation related to the planned shift of the U.K. survey to the second half. The improvement in selling expense as a percentage of total net sales was due to increased efficiencies across the sales organizations.

  General and administrative expenses increased $0.9 million, or 12.8%, from the three months ended June 30, 1996 primarily due to increased staff costs associated with being a stand alone public company and certain costs associated with acquisition activity. None of these costs were incurred in the second quarter of 1996.

  Earnings from operations of $5.3 million decreased $3.4 million for the three months ended June 30, 1997 from $8.7 million for the three months ended June 30, 1996 due to the foregoing factors.

  Interest expense-related party, primarily paid to a subsidiary of R. R. Donnelley, of $4.8 million for the three months ended June 30, 1996, was zero for the three months ended June 30, 1997 due to the elimination of the related party debt subsequent to completion of the IPO.

  The Company's tax expense increased $0.5 million compared to the second quarter of 1996 due to the increase in earnings before income taxes. The effective tax rate exceeds the U.S. federal statutory rate primarily due to the effect of non-deductible goodwill amortization.

  Net income increased $1.1 million to $2.6 million compared to $1.5 million for the second quarter of 1996 as a result of the foregoing factors.

 Six months ended June 30, 1997 compared to six months ended June 30, 1996

  Total net sales increased 12.9% to $139.6 million for the six months ended June 30, 1997 from $123.7 million for the six months ended June 30, 1996. This $15.9 million increase was comprised of a $12.7 million, or 19.8%, increase in direct marketing sales; a $0.6 million, or 1.8%, increase in database marketing sales (previously included in direct marketing sales); and a $2.6 million, or 10.0%, increase in reference sales. Comparability of net sales for the six months was affected by the planned shift in 1997 of U.K. survey information sales from the second quarter to the second half, primarily the third quarter. If sales in the six months ended June 30, 1996 are adjusted to remove sales of U.K. survey information, which contributed $7.4 million, total net sales would have increased 20.0% and direct marketing sales would have increased 35.4% in the first six months of 1997. Within direct marketing services, sales of list services in the U.S. grew 23.2% to $37.7 million, sales of lettershop services grew 39.7% to $32.4 million and U.K. sales decreased $3.7 million due to the planned timing shift of the 1997 survey discussed above. Database marketing services increased $0.6 million from the first half of 1996 due to a 20.8% increase to $11.2 million for the Company's AnalytiX(R) and Explore(TM) software products, offset by 5.3%, or $1.3 million, decrease in list enhancement services. The growth in reference sales was primarily due to a 25.0% increase in sales of the Company's MetroNet(R) and NDA(R) on-line services, while sales in the directory business were flat compared to the prior year first half.

  Database and production costs increased for the six months ended June 30, 1997 to $86.1 million, or 61.7% as a percentage of total net sales, from $71.5 million for the six months ended June 30, 1996, or 57.8% as a percentage of total net sales. Approximately $7.2 million of the increase was due to increased volume in the lettershops and $4.3 million was due to increased staffing and facility costs to support the growth of the Company's software business and online services. Increased salary costs across all operations accounted for the balance of the increase, offset by expense reductions of $1.5 million resulting from the shift of the U.K. survey to the second half, primarily the third quarter. The increase as a percentage of total net sales was primarily due to the increased costs incurred for the increased volume at the lettershops, which have higher production costs as a percentage of total net sales compared to the other operations of the Company.

  Selling expense of $26.3 million decreased from the prior year first half, and decreased as a percentage of total net sales to 18.9% from 20.5% in the prior year period. The decrease from the prior year was due to the planned timing shift of expenses for the U.K. survey. The improvement in selling expense as a percentage of total net sales was due to increased efficiencies across the sales organizations.

  General and administrative expenses increased $2.0 million, or 17.1%, from the six months ended June 30, 1996 primarily due to increased staff costs associated with being a stand alone public company. None of these costs were incurred in the first half of 1996.

  Earnings from operations of $8.7 million decreased $1.7 million for the six months ended June 30, 1997 from $10.4 million for the six months ended June 30, 1996 due to the foregoing factors.

  Interest expense-related party, primarily paid to a subsidiary of R. R. Donnelley, of $10.2 million for the six months ended June 30, 1996, was zero for the six months ended June 30, 1997 due to the elimination of the related party debt subsequent to completion of the IPO.

  The Company's tax expense increased $3.2 million compared to the first half of 1996 due to the increase in earnings before income taxes. The effective tax rate exceeds the U.S. federal statutory rate primarily due to the effect of non-deductible goodwill amortization.

  Net income increased $5.3 million to $3.9 million compared to a loss of $1.4 million for the first half of 1996 as a result of the foregoing factors.

CHANGES IN FINANCIAL CONDITION

  For the first six months of 1997, operating cash flow (net income plus depreciation and amortization) of $19.7 million increased $8.2 million over the prior year period. The Company believes that cash flows from operations will be sufficient to fund its ongoing operations on a long-term basis, as well as continued growth and investment.

  Capital expenditures and investments for the first six months of 1997 totaled $18.4 million, an increase of $3.0 million over the first six months of 1996, primarily due to a minority investment in a database company.

  The Company has entered into a credit agreement with a syndicate of banks (the "Credit Agreement") under which it is entitled to borrow up to $45 million on a revolving credit basis. Borrowings under the Credit Agreement mature in 2001 and bear interest (i) at the prime rate announced by the bank acting as agent for the syndicate, (ii) at the LIBOR rate plus, depending on the Company's leverage ratio and fixed charge coverage ratio, up to 42.5 basis points per annum, or (iii) at a rate determined by competitive bidding. At June 30, 1997 there was $21.7 million outstanding under the credit agreement resulting from the repayment of related party debt and borrowings to provide operating funds for the Company's U.K. operations. The Company expects to increase this revolving credit facility to $100 million and extend its term by one year, primarily to provide operating flexibility and to enable it to fund additional investments, acquisitions and stock repurchases.

  Under the terms of a stock repurchase program approved by the Board of Directors in December 1996, the Company repurchased 180,100 shares of Common Stock for $1.0 million during the six months ended June 30, 1997 and 461,400 shares for $9.2 million during July 1997.

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

  Management expects the historical patterns of larger second half portions of the year's sales and operating earnings to occur again in 1997. Furthermore, in 1997, the U.K. operations will distribute only one survey (in the second half, primarily the third quarter 1997) compared to two in 1996 (second quarter and fourth quarter) reflecting the new nine month production cycle for this portion of the U.K. operation's business. The 1996 surveys produced $7.4 million and $9.8 million of revenue in the second and fourth quarters of 1996, respectively. Accordingly, the second quarter of 1997 did not include any U.K. survey revenue, but included additional revenue from the sale of information from the U.K. database. The third quarter of 1997 will include U.K. survey revenue, as well as additional information sales, compared to the third quarter of 1996 which contains no U.K. survey revenue. Although the third quarter will include a substantial portion of the 1997 U.K. survey revenue, a portion will be completed in the fourth quarter resulting in revenue in the fourth quarter. Revenues in 1998 are expected to include two surveys for the Company's U.K. operations.

  On July 1, 1997, the Company completed its acquisition of Atlantes Corporation by issuing 698,431 shares of common stock and paying approximately $2.9 million in cash to Atlantes holders. Up to an additional $12.5 million in the form of common stock could be paid to Atlantes shareholders in the 1999-2002 time period based upon achievement of specified performance targets. The Company expects the acquisition to positively contribute to the Company's sales, operating earnings and cash flow in the second half of 1997 and to have a neutral effect on earnings per share in 1997 and a positive effect on earnings per share in 1998.

  The Company is required to adopt Statement of Financial Accounting Standards
(SFAS) No. 128 on Earnings per Share and SFAS No. 129 on Capital Structure for both interim and annual periods ending after December 15, 1997. Earlier adoption is prohibited. The expected impact of the adoption of these standards is not expected to be material to the Company's financial statements.

  See "Item 5. Other Information" below for a discussion of the risks, uncertainties and other factors that could cause actual results to be materially different from those described above.

                          PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

  The Company has previously reported that it is a party to a lawsuit filed in the District Court of Travis County, Texas, entitled Beverly J. Dennis v. Metromail Corporation et al., Cause No. 96-04451. Refer to Part II, Item 1 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997 and to Part I, Item 3 of the Company's Annual Report on Form 10-K for the year ended December 31, 1996 for additional disclosure regarding this lawsuit.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  The Company's Annual Meeting of Stockholders was held on April 24, 1997. The matters voted upon at the Annual Meeting were:

      1. Election of Director                             19,196,009 For
                                                             720,710 Withheld
         Jonathan P. Ward                                Authority
                                                                   0 Broker
                                                         Non-Votes
      2. Approval of the Amended and Restated             18,632,986 For
         Metromail Corporation 1996 Stock Incentive Plan     364,695 Against
                                                               2,140
                                                         Abstentions
                                                             916,878 Broker
                                                         Non-Votes
      3. Approval of the Metromail Corporation 1997       18,819,571 For
         Employee Stock Purchase Plan                        179,410 Against
                                                                 840
                                                         Abstentions
                                                             916,878 Broker
                                                         Non-Votes

ITEM 5. OTHER INFORMATION.

  Certain statements in this filing and elsewhere (such as in other filings by the Company with the Securities and Exchange Commission, press releases, presentations by the Company or its management and oral statements) may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include
(i) changes in, or adoption of new, federal regulations or guidelines of self-regulatory organizations such as the Direct Marketing Association; (ii) the lack of predictability of the Company's sales resulting, in part, from the absence of long-term contracts with, and fluctuations in the direct marketing activities of, the Company's clients; (iii) fluctuations in the Company's operating results affected, in part, by the seasonal characteristics of its business; (iv) competition with current or new competitors; (v) the need to periodically implement technological improvements in the Company's systems;
(vi) the need to develop and introduce new or enhanced software products; and
(vii) factors affecting Atlantes' results of operations or the Company's plans regarding the implementation of the Atlantes acquisition. Refer to the Company's Registration Statement (No. 333-2042) under "Risk Factors," and Part II, Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 1996 for a more detailed description of such factors.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

  (a) EXHIBITS


       Amended and Restated Metromail Corporation 1996 Stock Incentive
 10.1* Plan.(1)
 10.2* Metromail Corporation 1997 Employee Stock Purchase Plan.(2)
 27    Financial Data Schedule.

  (b) No Current Report on Form 8-K was filed by the Company during the second quarter of 1997.
--------
*  Denotes management contract or compensatory plan or arrangement.
(1) Filed as an Exhibit to the Company's Registration Statement on Form S-8 (No. 333-28143) that became effective on May 30, 1997, and incorporated herein by reference.
(2) Filed as an Exhibit to the Company's Registration Statement on Form S-8 (No. 333-28137) that became effective on May 30, 1997, and incorporated herein by reference.

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

Date: August 13, 1997