Form 10-Q
period 1997-09-30
METROMAIL CORP
filed 1997-11-12
CIK 737755

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                                      OR

             [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER 1-14348

                             METROMAIL CORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                                   DELAWARE
                           (STATE OF INCORPORATION)

                                  13-3015410
                     (I.R.S. EMPLOYER IDENTIFICATION NO.)

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

  Common Stock, par value $.01 per share: 22,518,557 shares outstanding as of September 30, 1997.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                     INDEX

PART I--FINANCIAL INFORMATION                                              PAGE
                                                                           ----
Item 1. Financial Statements
  Consolidated and Combined Statements of Operations for the three month
   and
   nine month periods ended September 30, 1997 and 1996...................    1
  Consolidated and Combined Balance Sheets as of September 30, 1997 and
   December 31, 1996......................................................    2
  Consolidated and Combined Statements of Cash Flows for the nine month
   periods ended September 30, 1997 and 1996..............................    3
  Notes to Consolidated and Combined Financial Statements.................    4
Item 2. Management's Discussion and Analysis of Financial Condition and
 Results of Operations....................................................    4
Item 3. Quantitative and Qualitative Disclosures About Market Risk........    *
PART II--OTHER INFORMATION
Item 1. Legal Proceedings.................................................    8
Item 2. Changes in Securities.............................................    *
Item 3. Defaults Upon Senior Securities...................................    *
Item 4. Submission of Matters to a Vote of Security Holders...............    *
Item 5. Other Information.................................................    8
Item 6. Exhibits and Reports on Form 8-K..................................    8

--------
* No response to this item is included herein for the reason that it is inapplicable or the answer to such item is negative.

                         PART I--FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS.

                      METROMAIL CORPORATION AND AFFILIATES

               CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                 THREE MONTHS ENDED        NINE MONTHS ENDED
                                    SEPTEMBER 30,            SEPTEMBER 30,
                                -----------------------  ----------------------
                                   1997         1996        1997        1996
                                ----------   ----------  ----------  ----------
Direct marketing services.....  $   55,419   $   34,028  $  132,232  $   98,133
Database marketing services...      19,063       20,792      53,411      54,540
Reference services............      17,097       13,410      45,545      39,272
                                ----------   ----------  ----------  ----------
    Total net sales...........      91,579       68,230     231,188     191,945
                                ----------   ----------  ----------  ----------
Database and production costs.      74,508       37,345     160,604     108,796
Amortization of goodwill......       2,054        1,894       5,870       5,673
Selling expenses..............      15,757       11,942      42,071      37,332
General and administrative
 expenses.....................       8,968        5,463      22,624      17,137
Provisions for doubtful
 accounts.....................         812          693       1,828       1,676
                                ----------   ----------  ----------  ----------
    Earnings (loss) from
     operations...............     (10,520)      10,893      (1,809)     21,331
Interest expense--related
 party........................         --           --          --       10,178
Interest expense..............         957          256       1,488         587
Other (income)--net...........        (297)         (97)       (565)       (142)
                                ----------   ----------  ----------  ----------
    Earnings (loss) before
     income taxes.............     (11,180)      10,734      (2,732)     10,708
Income tax expense (benefit)..      (4,101)       4,787         481       6,164
                                ----------   ----------  ----------  ----------
    Net income (loss).........  $   (7,079)  $    5,947  $   (3,213) $    4,544
                                ==========   ==========  ==========  ==========
    Net income (loss) per
     share....................  $    (0.31)  $     0.27  $    (0.14) $     0.20
                                ==========   ==========  ==========  ==========
Weighted average number of
 shares of common stock and
 common stock equivalents
 outstanding..................  22,487,000   22,434,000  22,487,000  22,434,000
                                ==========   ==========  ==========  ==========

   See accompanying Notes to Consolidated and Combined Financial Statements.

                      METROMAIL CORPORATION AND AFFILIATES

                    CONSOLIDATED AND COMBINED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                     SEPTEMBER 30, DECEMBER 31,
ASSETS                                                   1997          1996
------                                               ------------- ------------
Cash and equivalents................................   $  8,462      $ 18,530
Receivables, less sales allowances and allowances
 for doubtful accounts of
 $4,688 in 1997 and $4,461 in 1996..................    104,791        99,219
Inventories.........................................      6,525         6,722
Prepaid expenses....................................     10,436         8,552
Current and deferred income taxes...................      2,020           793
                                                       --------      --------
    Total current assets............................    132,234       133,816
Net property, plant and equipment, at cost, less
 accumulated depreciation of
 $58,684 in 1997 and $50,701 in 1996................     50,882        45,313
Goodwill and other intangibles, net of accumulated
 amortization of $100,007 in 1997 and $86,372 in
 1996...............................................    285,201       255,799
Deferred income taxes...............................     10,393           --
Other assets........................................     16,058         8,478
                                                       --------      --------
    Total assets....................................   $494,768      $443,406
                                                       ========      ========
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Accounts payable....................................   $  4,255      $  6,608
Accrued compensation................................      8,559         8,540
Deferred revenue....................................      9,286         9,050
Other accrued liabilities...........................     28,800        28,560
                                                       --------      --------
    Total current liabilities.......................     50,900        52,758
Long-term debt......................................     65,338        21,468
Deferred income taxes...............................      1,608         1,591
Other noncurrent liabilities........................     12,308         7,041
                                                       --------      --------
    Total noncurrent liabilities....................     79,254        30,100
Shareholders' equity
  Common stock, $.01 par value, authorized
   75,000,000 shares; 23,136,431 shares issued,
   22,518,557 outstanding in 1997; 22,437,000 shares
   issued, 22,311,900 outstanding in 1996. Preferred
   stock, $.01 par value, authorized 20,000,000
   shares; no shares issued.........................        231           224
  Treasury stock (617,874 shares in 1997 and 125,100
   shares in 1996)..................................    (11,864)       (2,146)
  Unearned compensation--restricted stock...........       (584)          --
  Additional paid-in capital........................    392,083       374,832
  Retained deficit (includes cumulative adjustment
   for currency translation of $326 in 1997 and $3
   in 1996).........................................    (15,252)      (12,362)
                                                       --------      --------
    Total shareholders' equity......................    364,614       360,548
                                                       --------      --------
    Total liabilities and shareholders' equity......   $494,768      $443,406
                                                       ========      ========

   See accompanying Notes to Consolidated and Combined Financial Statements.

                      METROMAIL CORPORATION AND AFFILIATES

               CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                           NINE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                           ------------------
                                                             1997      1996
                                                           --------  --------
Cash flows provided by (used in) operating activities:
  Net income (loss) from operations....................... $ (3,213) $  4,544
  Depreciation of fixed assets and amortization of
   intangibles............................................   19,596    14,369
  Amortization of goodwill................................    5,870     5,673
  Write-off of acquired in-process research and
   development............................................   23,000       --
  Other--net..............................................      277       --
  Net change in assets and liabilities....................  (16,747)   (8,616)
                                                           --------  --------
      Net cash provided by operating activities...........   28,783    15,970
Cash flows used for investing activities:
  Capital expenditures....................................  (26,873)  (23,967)
  Acquisitions and other investments......................  (45,605)      --
                                                           --------  --------
      Net cash used for investing activities..............  (72,478)  (23,967)
Cash flows provided by (used for) financing activities:
  Borrowings and advances from related parties............      --    131,592
  Repayments of borrowings and advances from related
   parties................................................      --   (380,084)
  Change in borrowings and capital lease obligations......   43,022    14,755
  Proceeds from initial public offering...................      --    266,414
  Proceeds from employee stock purchase and option plans..      447       --
  Purchase of treasury stock..............................  (10,165)      --
                                                           --------  --------
      Net cash provided by financing activities...........   33,304    32,677
                                                           --------  --------
Effect of exchange rate changes on cash and cash
 equivalents..............................................      323       154
                                                           --------  --------
Net increase (decrease) in cash and equivalents...........  (10,068)   24,834
      Cash and equivalents at beginning of period.........   18,530       --
                                                           --------  --------
      Cash and equivalents at end of period............... $  8,462  $ 24,834
                                                           ========  ========
The changes in assets and liabilities, net of balances
 assumed through acquisitions,
 were as follows:
  Decrease (increase) in assets:
    Receivables--net...................................... $ (2,913) $ (8,546)
    Inventories--net......................................      197    (1,597)
    Prepaid expenses......................................   (1,751)   (4,430)
    Current and deferred income taxes.....................   (1,227)      --
    Deferred income taxes.................................  (10,393)      (28)
    Other assets..........................................    2,691    (1,974)
  Increase (decrease) in liabilities:
    Accounts payable......................................   (3,213)      264
    Accrued compensation..................................     (588)    1,003
    Deferred revenue......................................      236       145
    Other accrued liabilities.............................   (2,601)    5,898
    Deferred income taxes.................................       17       --
    Other noncurrent liabilities..........................    2,798       649
                                                           --------  --------
      Net change in assets and liabilities................ $(16,747) $ (8,616)
                                                           ========  ========

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

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RECENT ACQUISITIONS

  The Company completed three acquisitions during the three months ended September 30, 1997: (i) the acquisition of Atlantes Corporation ("Atlantes"), a company that obtains, processes and manages information from product registration questionnaires, which closed on July 1, 1997 (the "Atlantes Acquisition"); (ii) the acquisition of Marketing Information Technologies, Inc. ("MIT"), a database marketing and strategic marketing services and consulting firm, which closed on August 21, 1997 (the "MIT Acquisition"); and
(iii) the acquisition of Saxe, Inc. ("Saxe"), a provider of object-oriented, open-architecture software solutions and databases for database marketing purposes, which closed on September 26, 1997 (the "Saxe Acquisition"). In the Atlantes Acquisition, the Company issued 698,431 shares of common stock and paid $2.9 million in cash to Atlantes holders. Up to an additional $12.5 million in the form of common stock could be paid to Atlantes shareholders in the 1999-2002 time period based upon achievement of specified performance targets. The Company paid cash in the MIT Acquisition and the Saxe Acquisition, and the Company may be required to make additional cash payments during the 1998-2000 time period in connection with the MIT Acquisition depending on achievement of specified performance targets.


RESULTS OF OPERATIONS

 Three months ended September 30, 1997 compared to three months ended September 30, 1996

  Total net sales increased 34.2% to $91.6 million for the third quarter of 1997 from $68.2 million for the third quarter of 1996. This $23.4 million increase was comprised of a $21.4 million, or 62.9%, increase in direct marketing sales, a $1.7 million, or 8.3%, decrease in database marketing sales (previously included in direct marketing sales) and a $3.7 million, or 27.5%, increase in reference sales. Within direct marketing services, list sales in the U.S. grew 49.1% to $25.0 million, including the initial fees related to a new multi-year contract for data usage. Lettershop sales grew 17.0% to $17.2 million and U.K. sales grew 40.0% to $12.5 million, primarily because of survey information sales. Direct marketing sales would have increased 34.8% in the third quarter of 1997 as compared to the third quarter of 1996 if adjusted for the U.K. survey which contributed $9.5 million in the third quarter of 1997 (there being no comparable U.K. survey sales in the third quarter of 1996 because the 1996 U.K. surveys were conducted in the second and fourth quarters of 1996, see "Outlook" below). Database marketing sales, which includes sales of software and list enhancement services, decreased from the third quarter of 1996 due to a 4.5%, or $.6 million, decrease in sales of list enhancement services and a 27.7% decrease, to $4.8 million, in sales of the Company's AnalytiX(R) and Explore(TM) software products, reflecting the longer sales cycle being experienced by the Company for its database marketing software products. The growth in reference sales was primarily due to a 60.7% increase in sales of the Company's on-line services, primarily National Directory Assistance ("NDA(R)"). NDA(R) sales included a portion of the revenues associated with an extended contract. Sales in the Cole(R) directory business were flat compared to the prior year quarter.

  Database and production costs primarily represent expenses incurred to maintain the Company's database and to customize data for client use, including salaries and wages, annual costs to acquire data and amortization of capitalized data costs, facility costs and depreciation of equipment. Database and production costs increased for the three months ended September 30, 1997 to $74.5 million, or 81.4% as a percentage of total net sales, from $37.3 million for the three months ended September 30, 1996, or 54.7% as a percentage of total net sales. Approximately $23.0 million of the increase, or 25.1% of total net sales, was due to the write-off of in process research and development associated with the allocation of purchase price for the Saxe Acquisition (the "In Process R&D Write-Off"). In addition, the increase was attributable to $4.1 million of increased costs for the Company's U.K. operations (primarily costs associated with the production of the third quarter survey), increased volume in the lettershops and increased staffing and facility costs to support expected full-year growth. The increase as a percentage of total net sales was primarily due to the In Process R&D Write-Off and increased costs incurred for the increased volume at the lettershops, which have higher production costs as a percentage of total net sales compared to the other operations of the Company.

  Amortization of goodwill increased 8.4% to $2.1 million due to the amortization associated with the acquisitions completed in the third quarter of 1997. See "Recent Acquisitions" above.

  Selling expenses of $15.8 million increased $3.8 million, or 31.9%, from the prior year quarter, and decreased as a percentage of total net sales to 17.2% from 17.5% in the prior year period. The increase in the amount was due to the selling expense associated with the completion of the U.K. survey and the increase in sales across the Company. The improvement in selling expense as a percentage of total net sales was due to increased efficiencies across the sales organizations.

  General and administrative expenses increased $3.5 million, or 64.2%, from the three months ended September 30, 1996 primarily due to costs associated with the completion of the U.K. survey.

  The loss from operations of $10.5 million for the three months ended September 30, 1997 represents a decrease from $10.9 million of earnings from operations for the three months ended September 30, 1996 due primarily to the In Process R&D Write-Off.

  The Company's tax expense decreased $8.8 million compared to the third quarter of 1996 due to the decrease in earnings before income taxes. The effective tax rate exceeds the U.S. federal statutory rate primarily due to the effect of non-deductible goodwill amortization.

  The net loss of $7.1 million for the third quarter of 1997 represents a decrease from $5.9 million of net income for the third quarter of 1996 as a result of the foregoing factors.

 Nine months ended September 30, 1997 compared to nine months ended September 30, 1996

  Total net sales increased 20.4% to $231.2 million for the nine months ended September 30, 1997 from $191.9 million for the nine months ended September 30, 1996. This $39.3 million increase was comprised of a $34.1 million, or 34.7%, increase in direct marketing sales, a $1.1 million, or 2.1%, decrease in database marketing sales (previously included in direct marketing sales) and a $6.3 million, or 16.0%, increase in reference sales. Within direct marketing services, list sales in the U.S. grew 32.5% to $62.7 million, including the initial fees related to a new multi-year contract for data usage. Lettershop sales grew 31.1% to $49.6 million and U.K. sales grew 48.7% due to increased survey information sales and list database sales. Database marketing services sales decreased $1.1 million from the first nine months of 1996 due to a 5.1%, or $1.9 million, decrease in sales of list enhancement services and no growth in sales of the Company's AnalytiX(R) and Explore(TM) software products, reflecting the longer sales cycle being experienced by the Company for its database marketing software products. The growth in reference sales was primarily due to a 39.0% increase in sales of the Company's on-line services, primarily NDA(R). NDA(R) sales included a portion of the revenues associated with an extended contract. Sales in the Cole(R) directory business were flat compared to the prior year period.

  Database and production costs increased for the nine months ended September 30, 1997 to $160.6 million, or 69.5% as a percentage of total net sales, from $108.8 million for the nine months ended September 30, 1996, or 56.7% as a percentage of total net sales. More than 40% of the increase was due to the In Process R&D Write-Off. Higher costs were also due to increased volume in the lettershops, U.K. survey-related costs, higher facility and staff costs to support the Company's database marketing software products and higher costs to support the growth of the Company's on-line services business. The increase as a percentage of total net sales was primarily due to the In Process R&D Write-Off and increased costs incurred for the increased volume at the lettershops, which have higher production costs as a percentage of total net sales compared to the other operations of the Company.

  Selling expense of $42.1 million decreased as a percentage of total net sales to 18.2% from 19.5% in the prior year period but increased 12.7% over the first nine months of 1996. The increased expense over the prior year was due to increased selling expenses for the U.K. survey business and the increase in sales across the Company.

  General and administrative expenses increased $5.5 million, or 32.0%, from the nine months ended September 30, 1996 primarily due to costs associated with the Company's U.K. survey in the third quarter and increased costs associated with being a stand alone public company. None of the stand alone costs were incurred in the first half of 1996.

  The loss from operations of $1.8 million for the nine months ended September 30, 1997 represents a decrease of $23.0 million from $21.3 million of earnings from operations for the nine months ended September j30, 1996 due to the foregoing factors, particularly the In Process R&D Write-Off.

  Interest expense-related party, primarily paid to a subsidiary of R. R. Donnelley, of $10.2 million for the nine months ended September 30, 1996, was zero for the nine months ended September 30, 1997 due to the elimination of the related party debt subsequent to completion of the IPO.

  Interest expense of $1.5 million for the nine months ended September 30, 1997, was $.9 million higher than the nine months ended September 30, 1996 due to increased borrowings to fund the stock repurchase program and certain of the acquisitions completed in 1997. See "Recent Acquisitions" above and "Changes in Financial Condition" below.

  The Company's tax expense decreased $5.7 million compared to the first nine months of 1996 due to the decrease in earnings before income taxes. The effective tax rate exceeds the U.S. federal statutory rate primarily due to the effect of non-deductible goodwill amortization.

  The net loss of $3.2 million represents a decrease of $7.8 million compared to net income of $4.5 million for the first nine months of 1996 as a result of the foregoing factors.

CHANGES IN FINANCIAL CONDITION

  For the first nine months of 1997, net cash provided by operating activities of $28.8 million increased $12.8 million over the prior year period. The Company believes that cash flows from operating activities will be sufficient to fund its ongoing operations on a long-term basis, as well as continued growth and investment. The Company expects the credit agreement described below to be available for seasonal cash needs and acquisitions.

  Capital expenditures and investments for the first nine months of 1997 totaled $72.5 million, an increase of $48.5 million over the first nine months of 1996, primarily due to the Saxe Acquisition, the MIT Acquisition and the acquisition of 516,400 shares of Common Stock for $10.2 million under the Company's stock repurchase program, which shares substantially offset shares issued in the Atlantes Acquisition.

  The Company amended its existing credit agreement on August 18, 1997. Under the amended credit agreement (the "Amended Credit Agreement"), the Company is entitled to borrow up to $100 million on a revolving credit basis. Borrowings under the Amended Credit Agreement mature in 2002 and bear interest (i) at the prime rate announced by the bank acting as agent for the syndicate, (ii) at the LIBOR rate plus, depending on the Company's leverage ratio and fixed charge coverage ratio, up to 42.5 basis points per annum, or (iii) at a rate determined by competitive bidding. At September 30, 1997 there was $65.3 million outstanding under the Amended Credit Agreement resulting primarily from the Saxe Acquisition and the MIT Acquisition and the purchase of treasury stock.

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

  Management expects the historical patterns of larger second half portions of the year's sales and operating earnings (after excluding the effect of the In Process R&D Write-Off) to occur again in 1997. Furthermore, in 1997, the U.K. operations distributed only one survey (primarily in the third quarter 1997) compared to two in 1996 (second quarter and fourth quarter 1997) reflecting the new nine month production cycle for this portion of the U.K. operations' business. The 1996 surveys produced $7.4 million and $9.8 million of revenue in the second and fourth quarters of 1996, respectively. The 1997 survey produced $9.5 million of revenue in the third quarter of 1997 and is expected to produce a modest amount of revenue in the fourth quarter of 1997. 1998 results are expected to reflect two surveys conducted by the Company's U.K. operations.

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

                           PART-II--OTHER INFORMATION

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

ITEM 5. OTHER INFORMATION.

  Certain statements in this filing and elsewhere (such as in other filings by the Company with the Securities and Exchange Commission, press releases, presentations by the Company or its management and oral statements) may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include
(i) changes in, or adoption of new, federal or state laws or regulations or guidelines of self-regulatory organizations such as the Direct Marketing Association; (ii) the lack of predictability of the Company's sales resulting, in part, from the absence of long-term contracts with, and fluctuations in the direct marketing activities of, the Company's clients; (iii) fluctuations in the Company's operating results affected, in part, by the seasonal characteristics of its business; (iv) competition with current or new competitors; (v) the need to periodically implement technological improvements in the Company's systems; and (vi) the need to develop and introduce new or enhanced software products. Refer to the Company's Registration Statement (No. 333-2042) under "Risk Factors," and Part II, Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 1996 for a more detailed description of such factors.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

  (a) Exhibits

     27        Financial Data Schedule.

  (b) No Current Report on Form 8-K was filed by the Company during the third quarter of 1997.

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

Date: November 12, 1997