Form 10-K405
period 1997-12-31
METROMAIL CORP
filed 1998-03-23
CIK 737755

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

                  For the fiscal year ended December 31, 1997

                                      OR
  [_]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
              For the Transition period from          to

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

                               ----------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                        NAME OF EACH EXCHANGE
               TITLE OF EACH CLASS                       ON WHICH REGISTERED
      --------------------------------------           -----------------------
      Common Stock, $.01 par value per share           New York Stock Exchange
      Preferred Stock Purchase Rights                  New York Stock Exchange

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

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

  The aggregate market value of the voting stock held by non-affiliates of Metromail Corporation as of January 30, 1998 was approximately $227,606,644 (based on closing sale price of $16 7/16 as reported for the New York Stock Exchange-Composite Transactions).

  The number of shares of Metromail Corporation's common stock, $.01 par value per share, outstanding as of January 30, 1998, was 22,516,996.

                               ----------------

                      DOCUMENTS INCORPORATED BY REFERENCE

  PORTIONS OF THE PROXY STATEMENT FOR METROMAIL CORPORATION'S 1998 ANNUAL MEETING OF STOCKHOLDERS ARE INCORPORATED BY REFERENCE IN PART III.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                             CROSS REFERENCE SHEET
                                      AND
                               TABLE OF CONTENTS

                                                                    PAGE NO. OR
                                                                     REFERENCE
                                                                    -----------
 PART I
 ITEM 1.  BUSINESS................................................        1
 ITEM 2.  PROPERTIES..............................................        9
 ITEM 3.  LEGAL PROCEEDINGS.......................................        9
 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS...       10
 ITEM 4A. EXECUTIVE OFFICERS OF METROMAIL CORPORATION.............       11
 PART II
 ITEM 5.  MARKET FOR METROMAIL CORPORATION'S COMMON EQUITY AND
          RELATED STOCKHOLDER MATTERS.............................       13
 ITEM 6.  SELECTED FINANCIAL DATA.................................       14
 ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS.....................       15
 ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
          RISK....................................................       19
 ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.............       20
 ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE.....................       40
 PART III
 ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF METROMAIL
          CORPORATION.............................................       40
 ITEM 11. EXECUTIVE COMPENSATION..................................       40
 ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT..............................................       40
 ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..........       40
 PART IV
 ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K................................................       40

                                    PART I

ITEM 1: BUSINESS.

  Metromail Corporation ("Metromail" or the "Company") is a leading provider of direct marketing, database marketing and reference products and services in the United States and the United Kingdom. Metromail helps its customers identify and reach targeted audiences utilizing its comprehensive, proprietary consumer database encompassing more than 95% of the households in the United States, as well as providing database marketing software and related services. The Company provides its information, information services and software services to a wide variety of organizations engaged in direct mail, telephone and target marketing, as well as to clients who desire specific reference and information services. The Company's clients include Fortune 500 companies, as well as numerous mid-size and small businesses.

  Metromail was incorporated under the laws of the State of Delaware in 1979. It is a successor to several predecessor businesses, including a list development business that was started in 1946. The Company became a public company in 1984 and remained so until mid-1987 when it was acquired by R. R. Donnelley & Sons Company ("R. R. Donnelley"). The Company has made several acquisitions, including the acquisition in 1994 of the assets of Customer Insight Company, a company that develops marketing oriented database solutions ("CIC"). Data by Design, a database marketing consulting service in the United Kingdom ("DBD"), and International Communication & Data Plc, a compiler of lists in the United Kingdom primarily through the use of surveys ("ICD"), were acquired by R. R. Donnelley in 1994 and 1995, respectively. The Company managed the United Kingdom operations since their acquisition by R. R. Donnelley, with ownership being transferred to the Company in early 1996. On June 19, 1996, Metromail completed an initial public offering of 13,800,000 shares of its common stock (the "IPO"), resulting in the reduction of R. R. Donnelley's ownership in the Company to approximately 38.4%. In 1997, Metromail acquired Atlantes Corporation, a company that obtains, processes and manages information from product registration questionnaires ("Atlantes"), Marketing Information Technologies, Inc., a database marketing and strategic marketing services consulting firm ("MIT"), and Saxe, Inc., a provider of object-oriented, open-architecture software solutions and databases for database marketing purposes ("Saxe").

  The Company's main phone number is (630) 620-3300 and its Internet address is http://www. metromail.com.

RECENT DEVELOPMENTS

  On February 10, 1998, the Company announced that its Board of Directors had retained Lehman Brothers Inc. to advise the Company in its efforts to explore strategic alternatives to maximize shareholder value. On March 13, 1998 the Company announced that it and The Great Universal Stores P.L.C. ("GUS") have signed a definitive merger agreement (the "Merger Agreement") pursuant to which GUS has agreed to acquire all of the outstanding common stock of the Company at a price of $31.50 per share in cash. Pursuant to a Schedule 14D-9 Solicitation/Recommendation Statement dated March 16, 1998, the Company announced that its Board of Directors has unanimously (i) determined that such merger agreement and the transactions contemplated thereby are fair to the stockholders of the Company and that the tender offer and the merger contemplated by the merger agreement are otherwise in the best interests of the Company and its stockholders and (ii) approved and adopted such merger agreement and the transactions contemplated thereby and that its Board of Directors recommends that all stockholders of the Company accept such offer and tender their shares and approve and adopt such merger agreement and the merger contemplated thereby. Subsequently, the Company announced that a suit has been filed in the Delaware Chancery Court by American Business Information, Inc. ("ABI") to preliminarily and permanently enjoin the consummation of the transactions contemplated by the Merger Agreement. The hearing on ABI's motion for a preliminary injunction will be held on March 27, 1998. Three class action suits have been filed in the Delaware Chancery Court also seeking to enjoin such transactions.

  In addition, the Company announced that it has received from ABI an offer to purchase all of the outstanding common stock of the Company for $33 per share in cash, subject to potential modest upward adjustments if ABI succeeds in invalidating the termination fee in the Merger Agreement and certain stock options. While the ABI offer is not subject to a financing contingency, the financing commitments ABI has provided to the Company are subject to a number of conditions, including the completion of due diligence with respect to both the Company and ABI. The Company's Board of Directors has authorized the Company and its advisors to begin discussions with ABI and its advisors to better understand the ABI offer, including the financing.

  Further material developments with respect to the foregoing will be described in amendments to the Company's Schedule 14D-9
Solicitation/Recommendation Statement.

PRODUCTS AND SERVICES

  Metromail provides three general categories of products and services to its clients: direct marketing services (including list development services and personalization printing and lettershop services), database marketing services (including database marketing software and services and list enhancement services) and reference services (including on-line services and directory publishing). Direct marketing services accounted for 56.4%, 53.0% and 51.6% of the Company's total net sales in 1997, 1996 and 1995, respectively, database marketing services accounted for 24.0%, 27.7% and 28.4% of the Company's total net sales in 1997, 1996 and 1995, respectively, and reference services accounted for 19.6%, 19.3% and 20.0% of total net sales in 1997, 1996 and 1995, respectively.

 Direct Marketing Services

  List Development Services. The Company assists clients in implementing cost-effective direct marketing strategies by creating lists of those individuals and households in the client's trade area having the characteristics that fit the marketing strategy and are most likely to respond favorably to the client's marketing efforts. Metromail provides customized list development services to two primary groups of clients: sales promotion and mail order organizations. Sales promotion clients generally have determined the characteristics of their target customers and provide the Company with a trade area definition and a customer profile. The Company then uses its computer software and database to identify the individuals and households in the customer's trade area who have the characteristics that the client has specified and compiles a list of those individuals and households.

  Mail order clients use the Company's marketing and analytical services to identify the geographic, demographic and other marketing characteristics in the Company's database that singly and in combination describe the best prospects for the client's direct marketing campaign. In many cases, the Company reviews the client's customer files and direct marketing experience, as well as syndicated research, publicly available marketing data, relevant historical information and marketing research in the Company's database. In addition, the Company may design, conduct and analyze market surveys or test mailings. From this research and testing the Company defines relevant market segments and their respective sizes and ranks these segments according to their relative potential value to the client.

  The Company provides lists to approximately 15,000 clients annually. The Company generates most of its list sales from sales to consumer goods manufacturers, financial institutions, magazine publishers, mail order houses and not-for-profit organizations. These lists are used for targeted mailings, telephone marketing campaigns and statistical samplings. Except for test mailings, these list orders range in size from 500 to 20 million households and prices generally range from $7 to $250 per thousand names, although requests for certain information may be as high as $1,000 per thousand names. Lists generally are delivered in the form of computer tape or mailing labels. The Company provides its list development services from its facilities in Lincoln, Nebraska.

  Personalization Printing and Lettershop Services. Metromail's personalization printing and lettershop services frequently are used in conjunction with list development and enhancement services provided by the Company. In 1997, 14 of the Company's top 25 clients used these services in addition to the Company's other services. The Company provides processing and mailing services to direct mail advertisers from facilities located in Mt. Pleasant, Iowa; Rutland, Vermont; Seward, Nebraska; and Lincoln, Nebraska.

  Personalization printing involves applying addresses and variable text to direct mail pieces. Lettershop services consist of forms trimming, folding, affixing special items (such as coins, medallions or cards), inserting materials into envelopes, polywrapping, applying address labels and mailing. In connection with these services, the Company uses both addresses generated from its own database and addresses provided by its clients. Lettershop services are typically contracted for on an individual mailing basis. Contracts range in size from relatively small test mailings and statistical samplings to major promotions of up to 35 million pieces.

  The Company believes it is one of the largest providers of commercial lettershop services in the United States. At its three lettershop facilities, the Company has the capacity to insert material in more than 6.5 million envelopes per day, package 10 million product samples per month and polywrap 26 million packages per month. The Company has installed and improved special equipment in its production facilities that permits production of a high volume of polywrapped advertising materials. The Company has also established an integrated computerized system of scheduling, production and inventory control.

  The Company's lettershop services processed over 1.4 billion pieces of mail in 1997. To expedite mailing of materials, United States Postal Service personnel have been permanently assigned to each of the lettershop facilities.

 Database Marketing Services

  Database Marketing Software and Services. Metromail provides database marketing products and services to clients that possess a large amount of internal and external data and need a way to assemble and analyze the data to determine their appropriate marketing initiatives. As a result of internal technology developments and recent acquisitions (Saxe and MIT), the Company offers database software products across various technology platforms, including personal computers, client/server, UNIX and mainframe service bureaus, utilizing open architecture and proprietary database structures with ODBC connectivity. Building on the Company's Convergent Marketing methodology, the Company couples these technology products with professional services to offer clients a complete database marketing solution.

  The Company targets a variety of industries for these software products and services, focusing on the financial services, telecommunications, utilities, retail, catalog, publishing, cable television, entertainment, computer-based technologies and travel-related services industries. The Company currently supports over 1,900 installations of these products at over 270 client sites.

  The Company's software products provided by CIC are licensed to clients, generally for a three-year period. In connection with some installations, the Company, as a service, also purchases and re-sells to the client certain computer equipment, including storage devices and other peripherals.

  The Company's Professional Services organization combines the services of its consulting, education and implementation teams to help clients better identify and understand customer needs, segment customers based upon value criteria and assist in aligning their marketing efforts appropriately. With a staff of experienced consultants well versed in strategic marketing practices and leading-edge marketing technologies, the Professional Services organization has the experience to deliver marketing solutions to meet a wide range of industry needs.

  List Enhancement Services. The Company improves the quality of lists or databases provided by its clients by eliminating duplicate names, correcting addresses and ZIP codes and appending additional information, such as telephone numbers or other marketing-related characteristics, to the lists or databases.

  Metromail's list enhancement services enable a client to process information utilized in direct mail campaigns. These processes help the Company's clients identify persons on lists supplied by the client likely to respond favorably to the client's mailing, improve the delivery of the items mailed and reduce the postage costs of a direct mail campaign. Typically, a client sends to the Company hundreds of lists, aggregating millions of names that have been rented from list brokers or other sources and the client's current customer list. Using its computer resources and proprietary software, the Company consolidates these lists, corrects addresses and ZIP codes and eliminates duplicate names (the merge/purge process). A client can enhance this consolidated list by incorporating certain of the characteristics contained in the Company's database and/or INSOURCE, an enhancement database that combines Metromail's National Consumer Data Base and other proprietary databases with the consumer databases of Experian Information Solutions Inc. (formerly TRW Target Marketing Services) ("Experian"), to provide in-depth information on approximately 95 percent of all U.S. households. INSOURCE, introduced in late 1996, is able to append more than 300 data variables to customer records, including hobbies, interests, product preferences and investment, educational and occupational information. Metromail believes INSOURCE is the most complete enhancement database currently available in the market.

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

  The Company's NDA services provide on-line access to a database consisting of more than 108 million residential, business and government listings, as well as on-line access to the electronic directory assistance databases maintained by the regional Bell operating companies. The Company markets these services, which were commenced in 1995, to telephone companies, operator service providers and other organizations with high-volume directory assistance needs. As of December 31, 1997, the Company had entered into contracts to provide these services to approximately 40 clients.

  Directory Publishing Services. Metromail publishes the Cole directories, local "reverse look-up" directories covering approximately 155 urban and suburban areas in the United States and Canada, including New York, Boston, Philadelphia, Dallas and Houston. These directories, which contain approximately 32 million residential and business listings, are available either in printed form or on CD-ROM. The directories are derived from the Company's database and contain listings arranged by street address and telephone number. Many of the directories also include census demographic data on a neighborhood basis and historical data, such as duration of residence.

  The Company has approximately 48,000 clients annually for the printed Cole directories and approximately 3,500 clients for its Cole and MetroSearch CD-ROM products. The clients for these products are principally collection agencies, financial institutions, government agencies, insurance brokers and agents, local merchants such as home improvement businesses, and real estate brokers. The Cole directories are primarily used by clients to market products or services to prospects or to identify individuals at specific addresses or telephone numbers within a specific geographic area. The Cole directories are generally supplied on an annual subscription basis for prices ranging from $90 to over $1,000, depending on the size of the market. In 1997 approximately 77% of leases for Cole directories were renewed.

  The Company publishes, prints and binds the Cole directories at its Lincoln, Nebraska facility. In addition, the Company provides certain printing and binding services for other publishers of short-run directories.

  BehaviorBank(R), Cole(R), MetroBase(R), Metromail(R), Metromail's National Consumer Data Base(R), MetroNet(R), MetroSearch(R) and NDA(R) are registered trademarks of Metromail; AnalytiX(R) is a registered trademark of Customer Insight Company; Explore and Convergent Marketing are trademarks of Customer Insight Company; and INSOURCE is a service mark of Metromail and Experian.

INTERNATIONAL OPERATIONS

  Metromail's international operations consist primarily of its operations in the United Kingdom of ICD, one of Britain's leading consumer lifestyle and financial list developers and providers, and DBD, a provider of database marketing consulting services. ICD acquires consumer lifestyle data primarily through mailed surveys. During 1997, ICD received lifestyle data for 4.4 million individuals, bringing the number of individuals included in its lifestyle file to 9.8 million. Another ICD product, the British Investor Database, is compiled from share registers and contains 7.7 million share transactions. More than 2,000 companies either sponsor survey questions or rent data from ICD. Through DBD, ICD also offers a range of high value analytical and consultancy services.

  In September 1997, Metromail and PMP Communications Ltd., a leading communications and new media company in Australia, entered into a joint venture to develop a consumer lifestyle database primarily through mailed surveys within Australia.

METROMAIL'S DATABASE

  Metromail maintains and continually updates a large proprietary database that contains geographic, demographic, individual and other marketing information on over 95% of the households in the United States. The Company believes that its database is one of the most complete, highest quality and up-to-date direct marketing databases in the United States and is a principal reason that clients use the Company's list development and enhancement services. This database contains numerous characteristics relating to the individuals and households reflected in the database in addition to name, address and telephone number. Examples of these characteristics include age, length of residence at a particular address, dwelling unit type, gender of the head of household, presence of other family members, estimated household income and home ownership.

  The Company has been accumulating data for over 50 years, and management believes that its processes of gathering data from numerous sources and modifying and updating its database represent a significant competitive advantage for the Company.

  Metromail derives the data included in its database from a wide variety of public records and other public sources and from proprietary, third-party sources. With the exception of self-reported data which the Company obtains primarily through the use of consumer surveys and questionnaires, the Company does not collect data directly from consumers. Among the public sources used by the Company are the "white pages" (the Company's primary source of names, addresses and telephone numbers), public records of driver's license registrations, real estate transactions and U.S. census data. The Company has arrangements with numerous third parties that provide proprietary data to the Company. These providers include certain of the Company's clients that provide the Company with data relating to their recent direct marketing experiences.

  In 1993, the Company began collecting data directly from consumers in response to surveys. The Company distributes to consumers, primarily through co-op mailings, package inserts and magazine inserts, survey questionnaires in various forms. These questionnaires solicit information from the recipients such as standard demographic information, product preferences, purchasing habits, activities, hobbies and interests, brand awareness and medical ailments. Questionnaires can be tailored to address specific marketing concerns of the Company's clients by developing specific survey questions which seek the desired information. Survey respondents complete and return questionnaires to the Company because they become eligible to receive offers of coupons, samples and information from manufacturers, pharmaceutical companies, financial institutions and other service providers. Incentives such as sweepstakes offers, prizes and extensions to subscribed services are also provided when appropriate to increase response rates. In 1997, Metromail acquired Atlantes, which gathers information from product registration questionnaires, warranty questionnaires and other questionnaires related to the purchase of consumer products, and manages the process of computerizing these questionnaires for its clients in return for receiving ownership of certain information from the questionnaires, including the consumer's name, address, demographics and behavioral information. Although Metromail had access to the Atlantes database prior to the acquisition of Atlantes through a sublicense agreement with Experian, which has an exclusive contract with Atlantes to market Atlantes' database (through December 31, 1999), Metromail believes its acquisition of Atlantes will increase the size and content of its self-reported consumer lifestyle database by focusing the form and content of Atlantes' questionnaires to complement Metromail's existing database and by providing greater capital investment in the business. In addition, in 1997 Metromail launched its Internet-based lead generation system through its DV2U.com web site. People visit this site to receive offers and coupons from companies that may be of interest to them, and to be entered into sweepstakes. The Company is able to collect demographic and other information concerning the people who register at this web site through questionnaires posted on the site.

  The Company provides disclosure to potential survey, product registration and DV2U questionnaire respondents regarding the intended use of the data thereby reducing privacy concerns because respondents are voluntarily completing the surveys or the questionnaires acknowledging that they understand how the information may be used. The Company does not use the information collected through surveys and questionnaires for its reference services and has stated that it will not do so unless disclosure is provided regarding the use of such information for reference services. The Company expects to continue to expand its use of surveys and questionnaires as a data collection method. As indicated above under "International Operations," the Company is using the survey method as a means to develop its database in the United Kingdom and Australia.

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

  In list development and list enhancement services, Metromail competes on the basis of the quality, accuracy and completeness of its database, its market analysis and segmentation capabilities and the other list enhancement services it offers. The Company competes in marketing database services on the basis of the quality of its software products. The Company competes in lettershop services on the basis of the capabilities and efficiencies of its equipment and employees, which enable it to handle large and complicated orders in a timely manner. Price is also a competitive factor for all the database marketing services and direct marketing services the Company provides. In reference services, Metromail competes on the basis of the quality, accuracy and scope of the information contained in its database, the quality of its customer service and price. With respect to its on-line services, two critical competitive factors are the ability to be contacted by the user and the response time.

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

  In response to concerns about individual privacy and the collection, distribution and use of information about individuals, the Direct Marketing Association (the "DMA"), which is the leading trade association of direct marketers, has established certain guidelines for fair information practices which it recommends be followed by participants in the direct marketing industry. The Company was actively involved in the formulation of the DMA's guidelines, and many of the Company's significant direct marketing clients have adopted and implemented such guidelines. In addition, the Company has adopted and implemented information management practices, principles and procedures which supplement those of the DMA. One of the guidelines suggested by the DMA is that direct marketers refrain from soliciting by mail or telephone those individuals who have contacted the DMA and have asked that they not be the subject of unrequested solicitations. To make compliance with this guideline possible, the DMA maintains the Mail Preference Service and the Telephone Preference Service, consisting of lists of those individuals who have notified the DMA that they wish to "opt out" of receiving mail or telephone solicitations. The DMA makes these lists available to participants in the direct marketing industry who subscribe to these services. The Company is a subscriber and receives updated lists from the DMA monthly and promptly suppresses in its database all information concerning the individuals who appear on the DMA lists.

  Additionally, the Company was an active participant with the Individual Reference Services Group (the "IRSG"), an ad hoc association of companies that joined together to develop information practices guidelines for reference products and services. The IRSG presented draft guidelines at the Federal Trade Commission ("FTC") workshops conducted in June 1997. In December 1997, these guidelines were finalized. These guidelines, which the Company has pledged to follow, commit the Company to acquire data used for its reference products and services only from reputable sources, to restrict distribution of non-public information in its reference products and services through safeguards appropriately calibrated to the type of use made of the information and to educate the public concerning these guidelines. These guidelines are supported through three separate mechanisms: (i) the Company may be responsible under existing law if it fails to follow these guidelines; (ii) the principal suppliers of non-public information will contractually require the Company to abide by these guidelines as a requirement of receiving the data; and (iii) the Company will be subject to an annual audit by its independent public accountants to monitor its compliance with these guidelines.

  Privacy concerns have also led to increased federal and state regulation of the collection, use and transfer of information about individuals and of direct marketers and their activities. Examples of laws regulating the use of information include laws adopted by a number of states precluding the use of information derived from voter registration records, real estate files and driver's licenses and the federal Driver's Privacy Protection Act of 1994, which became effective in September 1997. Under this act, each state is prohibited from disclosing personal information contained in motor vehicle department records for bulk use in surveys, marketing or solicitations, unless the state has implemented a procedure whereby each driver has the opportunity to prohibit such use of information about such driver. Examples of laws regulating direct marketers and their activities include state laws requiring telemarketers to be bonded or registered, an FTC regulation prohibiting telemarketers from making a call to a person who previously has stated that he or she does not wish to receive a call made by or on behalf of the seller whose goods or services are being offered, and federal and state restrictions on the use by telemarketers of automatic dialing and artificial voices or prerecorded messages.

  In March 1997, a bill seeking to restrict the sale of data was re-introduced in the United States Congress. The Children's Privacy Protection and Parental Empowerment Act of 1997 seeks to prohibit list brokers (including the Company) from knowingly selling or purchasing personal information (defined to include name, address and telephone number) about a child (defined to be a person under 16 years old) without the written consent of a parent of that child. A previous version of this bill failed to become enacted into law in 1996. The Company believes that the 1997 bill will not be enacted into law in its current form.

  In 1996, Congress asked the Federal Reserve Board (the "FRB") to examine the availability to the general public of sensitive consumer identification information, including social security numbers, mother's maiden names, prior addresses and dates of birth. The FRB invited companies to respond to questions relating to the collection, maintenance and use of sensitive data. With the exception of month and year of birth, the Company does not distribute data that was the subject of the FRB's inquiry. The FRB indicated that it found no evidence to conclude that the availability of this data presents an increased risk of consumer identity fraud or an increased risk to financial institutions.

  The FTC continues to conduct workshops and studies on the protection and use of personal information. These workshops and studies examine the collection and availability of personal information on the Internet and on "look-up" services and the collection and availability of children's information. The Company has been actively working with the FTC on these and other issues. The Administration, members of Congress and FTC Commissioners have stated publicly that they prefer industry self-regulation over government regulations.

  Because of the possibility of increased regulation brought on by privacy concerns, the Company collects certain data directly from individuals, who agree that their information may be used for certain specified purposes, including direct marketing purposes. Although the Company intends to continue to pursue actively the collection of self-reported data, the percentage of data in the Company's current database that constitutes self-reported data is small.

  Certain of the reference services provided by the Company to certain credit card issuer associations and their member banks are subject to the Fair Credit Reporting Act ("FCRA"). Amendments to the FCRA, that became effective on September 30, 1997, provide consumers with easier access to their credit reports, facilitate the correction of errors in reports and address the issue of "prescreening," a procedure used by creditors in some direct marketing programs.

CUSTOMERS AND SEASONALITY

  The Company's business is based on long-standing client relationships. Although sales are not guaranteed under long-term contracts, a substantial portion of the Company's net sales is derived from clients that the Company has served for many years. Net sales to the top 25 clients (almost all of which have been clients for five or more years) amounted to $117.3 million in 1997, $75.4 million in 1996 and $68.6 million in 1995. Net sales to the top 25 clients accounted for 37.5%, 26.8% and 28.9% of total net sales in 1997, 1996 and 1995, respectively. No single client accounted for more than 10% of total net sales in any of these years. The Company's business is somewhat seasonal. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Outlook".

COMPUTER OPERATIONS

  In 1997, the Company consolidated its two data centers into one center located in Lombard, Illinois. The Company's data center runs on computer systems designed to provide advanced processing capabilities, provide flexibility to meet the Company's and its clients' changing needs and contain costs. The Company's mainframe computer system consists of two IBM ES9000 computers. The IBM ES9000 computers have approximately 500 MIPS (millions of instructions per second) of total processing power. The ES9000 platform allows for expansion of processing capacity to approximately 3,000 MIPS, without significant infrastructure changes. Other data center components include robotic tape subsystems, DASD and high-speed laser, LED and compact printers. The Company also supports alternate platforms from IBM, Hewlett Packard and Sequent, which have approximately three terabytes of DASD attached to them.

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

EMPLOYEES

  As of December 31, 1997, the Company had approximately 3,220 employees, of whom approximately 3,090 were located in the United States and approximately 130 were located in the United Kingdom. The domestic employees included approximately 230 officers and managerial employees, approximately 270 employees engaged in sales or sales support and approximately 300 programmers, system engineers and systems analysts. The domestic employees also include approximately 1,395 hourly employees, most of whom are engaged in providing lettershop services. The Company employs part-time workers as needed, primarily in lettershop services.

  None of the Company's employees is covered by a collective bargaining agreement. The Company believes that its relations with its employees are good.

ITEM 2: PROPERTIES.

  The Company's principal executive offices and the Company's data center are located at 360 East 22nd Street, Lombard, Illinois 60148, where the Company leases a 115,000 square foot facility pursuant to a lease expiring in 2012 and a 38,000 square foot facility pursuant to a lease expiring in 2000. The Company plans to expand into a third location in this area in mid-1998 pursuant to a lease of a 68,000 square foot facility expiring in 2012. The Company also owns a 233,000 square foot facility in Lincoln, Nebraska and lettershop facilities in Mt. Pleasant, Iowa (211,000 square feet); Seward, Nebraska (161,000 square feet); and Rutland, Vermont (113,000 square feet). The Company has over 30 regional sales offices which it leases generally for terms between one and three years. The Company's marketing database software and consulting services operate from a 54,000 square foot leased facility in the Denver, Colorado area. Atlantes leases an 8,000 square foot facility in Denver, Colorado pursuant to a lease expiring in 1998 and MIT leases a 12,000 square foot facility in Rye, New York pursuant to a lease expiring in 2003. The Company also leases a 40,000 square foot lettershop facility in Lincoln, Nebraska.

ITEM 3: LEGAL PROCEEDINGS.

  In 1993, the Company purchased the assets of Computerized Marketing Technologies, Inc. and affiliated companies ("CMT") relating to a database created through the use of questionnaires distributed to consumers. Following this purchase, the Company continued CMT's practice of contracting with Computerized Image & Data Systems, Inc. ("CIDS") for CIDS to provide data input services with respect to completed surveys. At the time, CIDS was negotiating to subcontract a portion of these services to a correctional facility maintained by the State of Texas. This facility was a major supplier of data input services to the State of Texas, including services with respect to voter registration and drivers' license records, and according to CIDS, was selected as a subcontractor, in part, because of the procedures followed by the facility to safeguard the information made available to the prisoners. In June 1994, the Company became aware of a report that a woman in Ohio, who apparently had completed a Company survey, had received a letter purporting to contain sexually explicit language from a convicted rapist held in the facility that provided data input services. Immediately after becoming aware of this report, the Company requested that CIDS terminate its subcontract with the facility. On April 18, 1996, a complaint was filed in the District Court of Travis County, Texas (Beverly J. Dennis v. Metromail Corporation et al., Cause No. 96-04451) against the Company, R. R. Donnelley, CIDS, the Texas Department of Criminal Justice, the executive director of the Texas Department of Criminal Justice and the chairman of the Texas Board of Criminal Justice by the woman who allegedly had received the letter. The complaint, as amended, now alleges the following causes of action against the Company and R. R. Donnelley and certain of the other defendants: (1) defendants negligently misrepresented the purpose for which the survey data would be used; (2) the conduct of the Company, R. R. Donnelley and CIDS in inducing plaintiffs to provide information without disclosing to plaintiffs that such information would be provided to convicted felons constituted fraud;
(3) defendants have been unjustly enriched by their actions; (4) defendants' conduct resulted in the invasion of plaintiffs' privacy; (5) defendants' conduct resulted in the infliction of severe emotional distress upon plaintiffs; (6) defendants were negligent and grossly negligent in entrusting plaintiffs' information to convicted felons; and (7) defendants breached an implied contract. In addition, the complaint alleged two causes of action solely against the Texas Department of Criminal Justice and the two state officials. In April 1997, the state defendants were severed from the lawsuit after winning summary judgment based on sovereign immunity. The complaint seeks restitution, actual and exemplary damages in an unspecified amount and injunctive relief on behalf of the named plaintiff and a purported class consisting of all persons who completed Company surveys and whose completed surveys were processed by inmates in the Texas prison system from January 1, 1993 to the present time. A third, fourth and fifth amended complaint have been filed naming seven additional plaintiffs, none of whom alleged that he or she received any offensive letter from a prisoner who key punched data. The Company is not yet able to determine the number of persons comprising the purported class but believes the number of persons who completed surveys in this period and whose surveys were processed by such inmates could exceed 1.3 million. The Company intends to defend vigorously this suit. The Company had removed the case to the United States District Court for the Western District of Texas but the case was subsequently remanded to state court. The Company intends to challenge certification of the class, and the Company believes that if such challenge is successful, this litigation would not have a material adverse effect on the Company. However, because this litigation is in its early stages, it is not possible to make a meaningful determination of the ultimate outcome or to make an estimate of the loss, if any, should the outcome be unfavorable. The Company has made a preliminary estimate that its costs of litigating the case will be $1.5 million. The Company's insurer has agreed to assume the defense of this case subject to a reservation of rights to deny coverage. In the event the Company's insurer were to successfully deny coverage, R. R. Donnelley has agreed to pay the legal fees and expenses incurred by the Company in defending this case, but the Company would be responsible for any other amounts payable by it as a result of this case. Because of such agreements to pay such fees and expenses, such legal fees and expenses will not affect the Company's cash flows; however, if R. R. Donnelley were to pay such fees and expenses, applicable accounting principles would require the Company to recognize such fees and expenses as incurred and apply all payments by R. R. Donnelley in respect of such fees and expenses to additional paid-in capital.

  The Company is subject to various claims and legal actions other than the Dennis litigation that arise in the ordinary course of business. The Company believes such claims and legal actions, individually and in the aggregate, will not have a material adverse effect on the business or financial condition of the Company.

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

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

  None

ITEM 4A: EXECUTIVE OFFICERS OF METROMAIL CORPORATION.

  Information with respect to those individuals who served as executive officers of the Company as of December 31, 1997 is set forth below.

             NAME         AGE   POSITION
             ----         ---   --------
      Barton L. Faber      50   Chairman, President, Chief Executive Officer and Director (1)
      Susan L. Henricks    47   Former President and Chief Executive Officer and Director (1)
      Philip H. Bonello    46   Senior Vice President, Information (2)
      James R. Drake       36   President, Mail Production Services
      Ronald G. Eidell     53   Senior Vice President and Chief Financial Officer
      Kenneth A. Glowacki  45   Vice President, Finance
      Tery R. Larrew       43   President, Database Marketing Services and President, Customer
                                Insight Company
      Thomas J. Quarles    48   Senior Vice President, General Counsel, Chief Administrative Officer
                                and Secretary
      Mac E. Rodgers       38   President, Information Services

--------
(1) Effective January 2, 1998, Ms. Henricks resigned as President and Chief Executive Officer and a director of the Company. Effective with Ms. Henricks' resignation, Mr. Faber was elected to the additional positions of President and Chief Executive Officer of the Company.
(2) Effective January 1, 1998, Mr. Bonello became Senior Vice President, Information of the Company. Prior to that time, Mr. Bonello was Senior Vice President and General Manger, On-Line Services of the Company.

  Barton L. Faber has been Chairman of the Company since January 1996, President and Chief Executive Officer since January 1998 and a director of the Company since July 1995. He served as President, Information Resources of R.
R. Donnelley from January 1995 to June 1996. From September 1989 until January 1995, he was President, Information Services of R. R. Donnelley. Prior to that time, he was Vice President and Director, Information Services of R. R. Donnelley in 1989, Vice President, Corporate Development of R. R. Donnelley from April 1985 until 1989, and Group Manager, Business Development and Analysis of R. R. Donnelley from the time he joined R. R. Donnelley in January 1985 until April 1985. Prior to joining R. R. Donnelley, he held various positions with Mobil Oil Corporation and Ramada Europe. Mr. Faber is also a member of the board of directors of Document Sciences Corporation and Xeikon N.V.

  Susan L. Henricks resigned from the Company effective January 2, 1998. Prior to that time, Ms. Henricks had been a director of the Company since January 1996 and President and Chief Executive Officer of the Company since July 1995. She was President of the Company from May 1995 until July 1995. Ms. Henricks joined the Company in 1986 and served as Reference and Information Services Division President from 1990 to May 1995, Senior Vice President, Information Services, in 1989, Vice President, Data Processing in 1988 and Vice President of Production from 1986 to 1988. Prior to joining the Company, she held various positions with CNA Insurance Company, Centerre Bank, N.A. and The Signature Group.

  Philip H. Bonello has served as Senior Vice President, Information of the Company since January 1998. Since joining the Company in 1986, he was Senior Vice President and General Manager, On-Line Services of the Company from July 1995 to January 1998, Vice President, Electronic Services and Vice President, Marketing Research from 1993 to 1995, Director of Marketing from 1992 to 1993 and Director of Corporate Planning from 1986 to 1992. Prior to joining the Company, he held various positions with Coopers & Lybrand from 1984 to 1986 and DePaul University from 1980 to 1994.

  James R. Drake has served as President, Mail Production Services since January 1997. Since joining the Company in 1984, he served as Senior Vice President and General Manager, Mail Production Services from 1995 to 1996, Vice President, Plant Manager from 1989 to 1995, and has held various other managerial and financial positions. For the six-month period between September 1995 and March 1996, Mr. Drake left the Company and served as President of INSYNQ Services, a mailing, sorting and distribution venture.

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

  Mac E. Rodgers has served as President, Information Services of the Company since November 1997. Mr. Rodgers joined the Company in 1984 and served as Senior Vice President and General Manager, Information Services from December 1996 to November 1997, Vice President and General Manager, List and Cole Services from July 1995 to December 1996, Vice President and General Manager, Cole Services from January 1995 to July 1995, Vice President, Sales from 1993 to January 1995 and Vice President and Plant Manager from 1990 to 1993, along with various production and managerial positions.

                                    PART II

ITEM 5: MARKET FOR METROMAIL CORPORATION'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

  The Company's Common Stock is listed on the New York Stock Exchange ("NYSE") under the symbol "ML". As of January 30, 1998, there were 208 holders of record of the Common Stock.

  Trading of the Common Stock commenced on the NYSE on June 14, 1996 in connection with the IPO. Prior to the IPO, the Common Stock was not listed or quoted on any organized market system. The following table sets forth the high and low sales prices of the Common Stock during the periods indicated as reported on the New York Stock Exchange Composite Transactions Tape during such periods.

                                                               HIGH     LOW
      1996                                                     ----     ----
      Second Quarter (June 14 through June 30)................ $22 3/4  $19 3/4
      Third Quarter........................................... $22 1/2  $ 16
      Fourth Quarter.......................................... $23 3/8  $ 16
                                                               HIGH     LOW
      1997                                                     ----     ----
      First Quarter........................................... $22 1/4  $15 1/2
      Second Quarter.......................................... $24 7/8  $16 7/8
      Third Quarter........................................... $24 3/4  $18 1/8
      Fourth Quarter.......................................... $23 1/16 $17 7/8

  The Company currently intends to retain earnings to finance the growth of its business and therefore does not intend to pay any cash dividends for the foreseeable future. Payment of any cash dividends in the future will depend on the Company's results of operations, financial condition, cash requirements and other factors deemed relevant by the Board of Directors of the Company.

ITEM 6: SELECTED FINANCIAL DATA.

  The following table sets forth selected historical consolidated and combined financial data of the Company. Statement of operations data for each of the three years in the period ended December 31, 1997 and balance sheet data as of December 31, 1997 and 1996 have been derived from the audited consolidated and combined financial statements of the Company contained herein. Statement of operations data for the years ended December 31, 1994 and 1993 and balance sheet data as of December 31, 1995 and 1994 are derived from audited consolidated and combined financial statements of the Company not contained herein. Balance sheet data as of December 31, 1993 is derived from unaudited information. The unaudited financial data includes all adjustments that the Company considers necessary for a fair presentation of the consolidated and combined financial position and consolidated and combined results of operations for the period reflected therein.

  The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Financial Statements and Supplementary Data" included elsewhere in this Annual Report on Form 10-K.

                                          YEAR ENDED DECEMBER 31,
                                ----------------------------------------------
                                1997(1)     1996    1995(1)   1994(1)   1993
                                --------  --------  --------  -------- -------
                                              (IN THOUSANDS)
STATEMENT OF OPERATIONS DATA:
  Direct marketing sales....... $185,106  $149,056  $122,303  $100,060 $84,904
  Database marketing sales.....   78,996    77,967    67,410    56,746  42,779
  Reference sales..............   64,285    54,422    47,474    38,665  36,032
                                --------  --------  --------  -------- -------
    Total net sales............  328,387   281,445   237,187   195,471 163,715
  Database and production
   costs.......................  202,166   155,708   134,361   108,806  95,016
  Write-off of in process
   research and development
   costs.......................   23,000       --        --        --      --
  Amortization of goodwill.....    8,142     7,572     7,446     6,608   6,054
  Selling expenses.............   60,230    53,240    45,913    37,107  29,625
  General and administrative
   expenses....................   31,298    25,524    16,645    14,408  12,372
  Provisions for doubtful
   accounts....................    4,965     2,143     2,180     1,848   1,959
                                --------  --------  --------  -------- -------
    Earnings (loss) from
     operations................   (1,414)   37,258    30,642    26,694  18,689
  Interest expense--related
   party.......................      --     10,178    21,329    18,999  22,112
  Interest expense.............    2,761       776        80       --      --
  Other expense (income)--net..   (1,226)     (207)      (87)       24    (138)
                                --------  --------  --------  -------- -------
    Earnings (loss) before
     income taxes..............   (2,949)   26,511     9,320     7,671  (3,285)
  Income taxes.................    1,084    12,649     6,585     5,684   1,181
                                --------  --------  --------  -------- -------
    Net income (loss) from
     operations before
     cumulative effect of
     accounting changes........   (4,033)   13,862     2,735     1,987  (4,466)
  Cumulative after-tax effect
   of changes in accounting
   principles, net of income
   taxes(2)....................    4,488       --        --        --    4,388
                                --------  --------  --------  -------- -------
    Net income (loss).......... $ (8,521) $ 13,862  $  2,735  $  1,987 $(8,854)
                                ========  ========  ========  ======== =======

    Net income (loss) per
     share--basic and assuming
     dilution (3):
    Earnings (loss) before
     cumulative effect of
     changes in accounting
     principles................. $   (.18) $    .62 $    .12      .09     (.20)
    Cumulative effect of changes
     in accounting principles,
     net of
     taxes......................      .20       --       --       --       .20
                                 --------  -------- -------- -------- --------
    Net income (loss) per share. $   (.38) $    .62 $    .12      .09     (.40)
                                 ========  ======== ======== ======== ========
BALANCE SHEET DATA (AT END OF
 PERIODS):
  Total assets.................. $481,169  $443,406 $378,721 $328,768 $293,691
  Total debt....................   61,222    21,468  250,376  219,737  202,503
  Total shareholders' equity....  359,287   360,548   85,392   78,939   75,872

--------
(1) In 1994, the Company purchased CIC. In 1995, an affiliate of R. R. Donnelley acquired ICD. In 1997, the Company purchased Atlantes, Saxe and MIT. See Notes 1 and 13 of Notes to Consolidated and Combined Financial Statements of Metromail.
(2) In 1993, the cumulative after-tax effect of the change in accounting principle relates to the adoption of SFAS No. 106 accounting for post-retirement benefits other than pensions. In 1997, the change in accounting principle relates to the adoption of EITF 97-13, accounting for costs incurred in connection with business process reengineering and information technology transformation. See Note 2 of Notes to Consolidated and Combined Financial Statements of Metromail.
(3) See Note 2 of Notes to Consolidated and Combined Financial Statements of Metromail.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

 Year ended December 31, 1997 compared to the year ended December 31, 1996

  Total net sales increased 16.8% to $328.4 million for 1997 from $281.4 million for 1996. This $47.0 million increase was comprised of a $36.1 million, or 24.2%, increase in direct marketing sales, a $1.0 million, or 1.3%, increase in database marketing sales (previously included in direct marketing sales) and a $9.9 million, or 18.1%, increase in reference sales. Within direct marketing services, list services sales in the U.S. grew 36.9% to $92.5 million, including the initial fees related to a new multi-year contract for data usage. Lettershop sales grew 18.6% to $66.4 million and U.K. survey sales decreased 6.3% because 1997 included $10.4 million of revenue from one survey while 1996 included $17.2 million of revenue from two surveys. Decreased revenue in the U.K. from surveys was partially offset by increased data information sales. Database marketing sales increased due to a 3.6%, or $1.9 million, increase for sales of list enhancement services and revenue from the acquisition of MIT in August 1997. Sales of the Company's AnalytiX(R) and Explore(TM) software products were flat in 1997 compared to 1996. The growth in reference sales was primarily due to a 39.0% increase in on-line services, including National Directory Assistance ("NDA(R)") which doubled in revenue compared to 1996, and a 2.1% increase in the directory business.

  Database and production costs increased for 1997 to $202.2 million, or 61.6% as a percentage of total net sales, from $155.7 million for 1996, or 55.3% as a percentage of total net sales. Higher costs included the following: (i) $10.6 million of costs associated with increased volume at the lettershops, including a $1.5 million one-time non-cash write down of assets; (ii) $10.3 million of increased costs in list services, including several one-time, non-cash reserves and write-offs of certain assets totaling $6.5 million and increased data and computer costs; (iii) $8.9 million of increased costs to support the growth of the Company's on-line services business; (iv) $5.8 million of increased costs, including facility and staff costs, to support planned growth in the Company's database marketing software business; and (v) costs related to the acquired companies and the consolidation of the Company's two data centers. The increase as a percentage of total net sales was primarily due to the one-time, non-cash reserves and write-offs of certain assets in list services, increased costs associated with the higher volume at the lettershops, which have higher production costs as a percentage of total net sales compared to the other operations of the Company, costs of the acquired companies and the increased costs associated with the database marketing software business with no corresponding sales growth.

  The write-off of in process research and development costs (the "In Process R & D Write-Off") of $23 million represents the portion of the purchase price for the acquisition of Saxe allocated to in process research and development and then written off in the third quarter of 1997.

  Selling expenses of $60.2 million increased from the prior year, but decreased as a percentage of total net sales to 18.3% from 18.9% in the prior year period. The increased expense from the prior year was due to increased selling expense for commissions related to the increase in sales across the Company and increased marketing expense. The improvement in selling expense as a percentage of total net sales was due to increased efficiencies across the sales organizations.

  General and administrative expenses increased $5.8 million, or 22.6%, from 1996 primarily due to increased costs associated with being a stand alone public company. None of the stand alone costs were incurred in the first half of 1996.

  The loss from operations of $1.4 million for the year ended December 31, 1997 represents a decrease of $38.7 million compared to earnings of $37.3 million for the year ended December 31, 1996 due to the foregoing factors.

  Interest expense-related party, primarily paid to a subsidiary of R. R. Donnelley, of $10.2 million for 1996, was zero for 1997 due to the elimination of the related party debt subsequent to completion of the IPO.

  Interest expense of $2.8 million for 1997 was $2.0 million higher than 1996 due to increased borrowings to fund 1997 acquisitions.

  The Company's tax expense decreased $11.6 million from $12.6 million for 1996 due to the decrease in earnings before income taxes and cumulative effect of change in accounting principle. The effective tax rate exceeds the U.S. federal statutory rate primarily due to the effect of non-deductible goodwill amortization.

  The cumulative effect of change in accounting principle, net of income tax, reflects the new accounting requirement (referred to as EITF 97-13) which requires the Company to expense certain previously capitalized costs relating to business process reengineering and information technology. The cumulative effect of the accounting change was a one-time non-cash charge of $7.4 million pre-tax, $4.5 million after tax.

  The net loss of $8.5 million represented a decrease of $22.4 million compared to earnings of $13.9 million for 1996 as a result of the foregoing factors.

 Year ended December 31, 1996 compared to the year ended December 31, 1995

  Total net sales increased 18.7% to $281.4 million for 1996 from $237.2 million for 1995. This $44.2 million increase resulted from a $26.7 million, or 21.9%, increase in direct marketing sales, a $10.6 million, or 15.7%, increase in database marketing sales and a $6.9 million, or 14.6%, increase in reference sales. Direct marketing sales growth was due to $17.7 million of additional sales of U.K. business due to growth, completion by ICD of two surveys in 1996 compared to one in 1995 and the inclusion of a full twelve months of sales of ICD (acquired in May 1995). Additional direct marketing sales growth was due to increased lettershop volume of $3.7 million and more modest increases across the traditional direct marketing services of list and U.S. survey. Database marketing sales growth was due to strong demand for the AnalytiX(R) and Explore(TM) database products. Reference services sales growth was primarily due to a 28.7% increase in the Company's Metronet and NDA on-line services plus a 5.8% increase in directory publishing services.

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

  Selling expenses increased $7.3 million, or 16.0%, from 1995 and decreased as a percentage of total net sales from 19.4% for 1995 to 18.9% for 1996. The increase in the amount is due to the increase in sales and related selling expenses across all operations and from ICD, where selling expenses as a percentage of total net sales are higher than the Company's other operations.

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

CHANGES IN FINANCIAL CONDITION

  For 1997, net cash provided by operating activities of $43.6 million increased $19.9 million over the prior year period. The Company believes that cash flows from operations will be sufficient to fund its ongoing operations on a long-term basis, as well as continued growth and investment. The Company expects the credit agreement described below to be available for seasonal cash needs and acquisitions.

  Capital expenditures and investments for 1997 totaled $82.2 million, an increase of $44.6 million over 1996, primarily due to the acquisition of Saxe and MIT and the acquisition of 516,400 shares of stock under the Company's stock repurchase program, which shares substantially offset shares issued in the acquisition of Atlantes. In February, 1997, the Board of Directors of the Company terminated the stock repurchase program.

  In the acquisition of Atlantes, the Company issued 698,431 shares of common stock and paid $2.9 million in cash to Atlantes holders. Up to an additional $12.5 million in the form of common stock could be paid to Atlantes shareholders in the 1999-2002 time period based upon achievement of specified performance targets. The Company paid cash in the acquisition of MIT and the acquisition of Saxe, and the Company may be required to make additional cash payments during the 1998-2000 time period in connection with the acquisition of MIT depending on achievement of specified performance targets.

  The Company amended its existing credit agreement on August 18, 1997. Under the amended credit agreement (the "Amended Credit Agreement"), the Company is entitled to borrow up to $100 million on a revolving credit basis. Borrowings under the Amended Credit Agreement mature in 2002 and bear interest (i) at the prime rate announced by the bank acting as agent for the syndicate, (ii) at the LIBOR rate plus, depending on the Company's leverage ratio and fixed charge coverage ratio, up to 42.5 basis points per annum, or (iii) at a rate determined by competitive bidding. At December 31, 1997 there was $61.2 million outstanding under the Amended Credit Agreement resulting primarily from the acquisitions of Saxe and MIT and the purchase of treasury stock.

OUTLOOK

  Historically, the Company's net sales build quarterly through the year, with the majority of net sales being achieved in the second half of a given year. In 1997, 1996 and 1995, total net sales of the Company during the second half of the year constituted 57.5%, 56.0% and 55.3%, respectively, of total net sales for the year.

  Many of the Company's expenses are incurred ratably throughout the year and, when combined with the quarterly revenue pattern discussed above, result historically in fluctuations in earnings from operations. Earnings from operations are strongest in the second half of the year. Earnings from operations in the second half of 1997, 1996 and 1995 constituted 59.6%, 72.0% and 55.6%, respectively, of total earnings from operations for the year (excluding the impact of the In Process R&D Write-Off). Had the deferral of approximately $2.0 million of expenses from the second quarter of 1995 to the third and fourth quarters of 1995 (resulting in a $2.0 million negative impact on earnings from operations for the second half of 1995) not taken place, the Company estimates that the percentage of earnings from operations for the second half of 1995 would have been approximately 62.1% of the full year's earnings from operations.

  Management expects the historical patterns of larger second half portions of the year's sales and operating earnings (excluding the impact of the In Process R&D Write-Off) to occur again in 1998. In 1997, the U.K. operations distributed only one survey (primarily in the third quarter 1997) with revenue of $9.5 million compared to two in 1996 (second quarter and fourth quarter
1996) reflecting the nine month production cycle for this portion of the U.K. operation's business. The 1996 surveys produced $7.4 million and $9.8 million of revenue in the second and fourth quarters of 1996, respectively. The second and fourth quarters of 1997 did not included any U.K. survey revenue, but included additional revenue from the sale of information from the U.K. database. Revenues in 1998 are expected to include two surveys (second quarter and fourth quarter) for the Company's U.K. operations.

  During 1997, the Company assessed the impact of the conversion of internal processes and systems to be Year 2000 compliant. The Company has begun replacing or renovating the systems and applications where necessary using both internal staff and external experts. The cost of the projects is estimated to be between $2.5 million and $4 million. These costs are based on managements' best estimates, which are derived utilizing numerous assumptions of future events. However, there can be no guarantee that these estimates will be achieved and the actual results could differ materially from those plans. The Company expects the project to be completed not later than the end of the first quarter of 1999.

CAUTIONARY STATEMENTS REGARDING FUTURE-LOOKING STATEMENTS

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

  Regulation. Adoption of additional guidelines by the DMA or additional guidelines applicable to the Company's reference services and enactment of federal or state laws or regulations affecting the Company's direct marketing, database marketing or reference services could have the effect of materially increasing the cost to the Company of collecting certain kinds of information, precluding or restricting the use by direct marketers or users of the Company's reference products of information that the Company could lawfully collect or otherwise materially adversely affecting the Company's business, operating results or financial condition.

  Absence of Long-Term Contracts; Lack of Predictability of Sales; Fluctuations in Operating Results. The Company's sales, particularly with respect to its direct marketing services and database marketing products, are generally not derived from long-term contracts. Therefore, the Company must continually engage in sales efforts and must be prepared to adjust its pricing terms to meet competition. The Company's net sales are affected by a number of seasonal characteristics and other factors, including, with respect to the Company's direct marketing and database marketing services, the timing and extent of the direct marketing activities of the Company's clients. These activities are influenced by general factors, such as postal rates, paper prices and overall economic conditions, and by factors specific to a client, such as the client's advertising budget and choice of advertising media. The Company's net sales can also be affected by the availability of new or updated data. Thus, if the Company does not update its database as quickly as do its competitors, the Company's net sales could be adversely affected. The potential unpredictability of the Company's net sales can lead to fluctuations in quarterly and annual operating results, especially because many expenses are incurred by the Company ratably throughout the year. In addition, the expenses associated with acquiring data, and the timing of acquisitions and the costs and expenses associated therewith, might also affect operating results.

  Competition. The markets in which Metromail competes are highly competitive and fragmented. Some of the Company's competitors have, and potential competitors may have, materially greater financial, technical and marketing resources than the Company that may allow them to compete effectively with the Company in respect of some or all of its direct marketing, database marketing and reference services.

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

  Litigation. The Company cannot predict the effects, if any, that the Dennis litigation discussed under "Legal Proceedings" may have on its business, operating results or financial condition, although such litigation could have an adverse effect on the Company (including through adverse publicity) if the Company were not to be successful in its defense or if the Company's insurer were to deny coverage.

  Risk of Loss of Data Center or Interruption of Telecommunications Services. The Company's operations are dependent on its ability to protect its data center in Lombard, Illinois against damage from fire, power loss, telecommunications failure or similar event. In addition, the on-line services provided by the Company are dependent on telecommunications links to the regional Bell operating companies. The Company has taken precautions to protect its data center and telecommunications links from events that could interrupt its operations. Any damage to the Company's data center or any failure of the Company's telecommunication links that causes interruptions in the Company's operations could have a material adverse effect on the Company's business, operating results or financial condition.

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

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

  Not applicable.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of Metromail
 Corporation and Affiliates:

  We have audited the accompanying consolidated and combined balance sheets of Metromail Corporation and Affiliates as of December 31, 1997 and 1996, and the related consolidated and combined statements of operations, changes in shareholders' equity and cash flows for each of the three years ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Metromail Corporation and Affiliates as of December 31, 1997 and 1996 and the results of its operations and cash flows for each of the three years ended December 31, 1997, in conformity with generally accepted accounting principles.

  As discussed in Note 2 to the financial statements, in the fourth quarter of 1997 Metromail Corporation and Affiliates changed their method of accounting for certain costs incurred in connection with information technology transformation projects.

                                          /s/ Arthur Andersen LLP

                                          Arthur Andersen LLP

Chicago, Illinois
January 31, 1998

(Except with respect to matters discussed in Note 18, as to which the date is March 23, 1998)

                      METROMAIL CORPORATION AND AFFILIATES

                    CONSOLIDATED AND COMBINED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                                               DECEMBER 31,
                                                             ------------------
                                                               1997      1996
                                                             --------  --------
                          ASSETS
                          ------
Cash and equivalents.......................................  $  8,158  $ 18,530
Receivables, less sales allowances and allowances for
 doubtful accounts of $6,298 in 1997 and $4,461 in 1996....   101,965    99,219
Inventories................................................     5,603     6,722
Prepaid expenses...........................................     8,116     8,552
Current deferred income taxes..............................       476       793
                                                             --------  --------
    Total current assets...................................   124,318   133,816
Net property, plant and equipment, at cost, less
 accumulated depreciation of $61,276 in 1997 and $50,701 in
 1996......................................................    54,374    45,313
Goodwill and other intangibles, net of accumulated
 amortization of $99,442 in 1997 and $86,372 in 1996.......   273,909   255,799
Deferred income taxes......................................     9,941       --
Other assets...............................................    26,627     8,478
                                                             --------  --------
    Total assets...........................................  $489,169  $443,406
                                                             ========  ========
           LIABILITIES AND SHAREHOLDERS' EQUITY
           ------------------------------------
Accounts payable...........................................  $  7,073  $  6,608
Accrued compensation.......................................    11,923     8,540
Deferred revenue...........................................    12,484     9,050
Other accrued liabilities..................................    25,285    28,560
                                                             --------  --------
    Total current liabilities..............................    56,765    52,758
Long-term debt.............................................    61,222    21,468
Deferred income taxes......................................       --      1,591
Other noncurrent liabilities...............................    11,895     7,041
                                                             --------  --------
    Total noncurrent liabilities...........................    73,117    30,100
Shareholders' equity:
Common stock, $.01 par value, 75,000,000 shares authorized,
 23,136,431 shares issued, 22,529,746 shares outstanding in
 1997; and 22,437,000 shares issued, 22,311,900 shares
 outstanding in 1996. Preferred stock, $.01 par value,
 20,000,000 shares authorized, no shares issued in 1997 and
 1996......................................................       231       224
Additional paid-in capital.................................   392,083   374,832
Accumulated deficit (includes cumulative adjustment for
 currency translation of $155 in 1997 and $3 in 1996)......   (20,731)  (12,362)
Unearned compensation--restricted stock....................      (584)      --
Treasury stock, at cost, 606,685 shares in 1997; 125,100
 shares in 1996............................................   (11,712)   (2,146)
                                                             --------  --------
    Total shareholders' equity.............................   359,287   360,548
                                                             --------  --------
    Total liabilities and shareholders' equity.............  $489,169  $443,406
                                                             ========  ========


   See accompanying Notes to Consolidated and Combined Financial Statements.

                      METROMAIL CORPORATION AND AFFILIATES

               CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                   YEAR ENDED DECEMBER 31,
                                                  ----------------------------
                                                    1997      1996      1995
                                                  --------  --------  --------
Direct marketing sales........................... $185,106  $149,056  $122,303
Database marketing sales.........................   78,996    77,967    67,410
Reference sales..................................   64,285    54,422    47,474
                                                  --------  --------  --------
  Total net sales................................  328,387   281,445   237,187
Database and production costs....................  202,166   155,708   134,361
Write-off of in process research and development
 costs...........................................   23,000       --        --
Amortization of goodwill.........................    8,142     7,572     7,446
Selling expenses.................................   60,230    53,240    45,913
General and administrative expenses..............   31,298    25,524    16,645
Provisions for doubtful accounts.................    4,965     2,143     2,180
                                                  --------  --------  --------
  Earnings (loss) from operations................   (1,414)   37,258    30,642
Interest expense--related party..................      --     10,178    21,329
Interest expense.................................    2,761       776        80
Other (income)--net..............................   (1,226)     (207)      (87)
                                                  --------  --------  --------
  Earnings (loss) before cumulative effect of
   change in accounting principle and income
   taxes.........................................   (2,949)   26,511     9,320
Income taxes.....................................    1,084    12,649     6,585
                                                  --------  --------  --------
    Earnings (loss) before cumulative effect of
     change in accounting principle..............   (4,033)   13,862     2,735
    Cumulative effect of change in accounting
     principle (EITF 97-13), net of income taxes.    4,488       --        --
                                                  --------  --------  --------
    Net income (loss)............................ $ (8,521) $ 13,862  $  2,735
                                                  ========  ========  ========
    Net income (loss) per share--basic and
     assuming dilution
     (Note 2):
    Earnings (loss) before cumulative effect of
     change in accounting principle.............. $   (.18) $    .62  $    .12
    Cumulative effect of change in accounting
     principle, net of taxes.....................      .20       --        --
                                                  --------  --------  --------
    Net income (loss) per share.................. $   (.38) $    .62  $    .12
                                                  ========  ========  ========
    Weighted average number of shares of common
     stock and common stock equivalents
     outstanding.................................   22,412    22,427    22,427
                                                  ========  ========  ========


   See accompanying Notes to Consolidated and Combined Financial Statements.

                      METROMAIL CORPORATION AND AFFILIATES

    CONSOLIDATED AND COMBINED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                     ADDITIONAL                 TOTAL
                         RESTRICTED COMMON TREASURY   PAID-IN   ACCUMULATED SHAREHOLDERS'
                           STOCK    STOCK   STOCK     CAPITAL     DEFICIT      EQUITY
                         ---------- ------ --------  ---------- ----------- -------------
Balance at December 31,
 1994...................   $ --      $ 86  $    --    $107,844   $(28,971)    $ 78,959
  Current year earnings
   .....................     --       --        --         --       2,735        2,735
  Currency translation
   .....................     --       --        --         --        (237)        (237)
  ICD stock acquired ...     --       --        --       3,935        --         3,935
                           -----     ----  --------   --------   --------     --------
Balance at December 31,
 1995...................     --        86       --     111,779    (26,473)      85,392
  Current year earnings
   .....................     --       --        --         --      13,862       13,862
  Currency translation
   .....................     --       --        --         --         249          249
  Common stock issued in
   IPO .................     --       138       --     263,053        --       263,191
  Treasury stock
   acquired ............     --       --     (2,146)       --         --        (2,146)
                           -----     ----  --------   --------   --------     --------
Balance at December 31,
 1996 ..................     --       224    (2,146)   374,832    (12,362)     360,548
  Current year loss.....                                           (8,521)      (8,521)
  Currency translation..                                              152          152
  Treasury stock
   acquired.............     --       --     (9,566)       --         --        (9,566)
  Restricted stock
   earned (unearned)....    (584)     --        --         758        --           174
  Atlantes acquisition..     --         7       --      16,493        --        16,500
                           -----     ----  --------   --------   --------     --------
Balance at December 31,
 1997...................   $(584)    $231  $(11,712)  $392,083   $(20,731)    $359,287
                           =====     ====  ========   ========   ========     ========



   See accompanying Notes to Consolidated and Combined Financial Statements.

                      METROMAIL CORPORATION AND AFFILIATES
               CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                 YEAR ENDED DECEMBER 31,
                                               ------------------------------
                                                 1997      1996       1995
                                               --------  ---------  ---------
Cash flows provided by (used in) operating
 activities:
  Net income (loss) from operations........... $ (8,521) $  13,862  $   2,735
  Write-off of in process research and
   development costs..........................   23,000        --         --
  Cumulative effect of change in accounting
   principle--EITF 97-13 writedown............    7,357        --         --
  Depreciation, amortization and writeoffs of
   intangibles................................   29,775     20,810     13,405
  Amortization of goodwill....................    8,142      7,572      7,446
  Other--net..................................      666        249       (236)
  Net change in assets and liabilities........  (16,802)   (18,511)   (13,651)
                                               --------  ---------  ---------
    Net cash provided by operating activities.   43,617     23,982      9,699
                                               --------  ---------  ---------
Cash flows used for investing activities:
  Capital expenditures........................  (35,061)   (37,589)   (28,459)
  Other investments including acquisitions,
   net of cash................................  (47,095)       --     (15,330)
                                               --------  ---------  ---------
    Net cash used for investing activities....  (82,156)   (37,589)   (43,789)
                                               --------  ---------  ---------
Cash flows provided by (used for) financing
 activities:
  Borrowings and advances from related
   parties....................................      --     131,592    325,381
  Repayments of borrowings and advances from
   related party..............................      --    (380,084)  (296,526)
  Reduction of capital lease obligation.......   (2,173)       --         --
  Increase in borrowings......................   39,754     19,584      1,300
  Change in capital stock.....................      --         138        --
  Proceeds from initial public offering.......      --     263,053        --
  Proceeds from exercise of stock options.....      196        --         --
  Stock issuance pursuant to employee stock
   purchase plan..............................      403        --         --
  Purchase of treasury stock..................  (10,165)    (2,146)       --
  Capital contribution from R. R. Donnelley...      --         --       3,935
                                               --------  ---------  ---------
    Net cash provided by financing activities.   28,015     32,137     34,090
                                               --------  ---------  ---------
Effect of exchange rate changes on cash and
 cash equivalents.............................      152        --         --
                                               --------  ---------  ---------
Net increase (decrease) in cash and
 equivalents..................................  (10,372)    18,530        --
  Cash and equivalents at beginning of year...   18,530        --         --
                                               --------  ---------  ---------
  Cash and equivalents at end of year......... $  8,158  $  18,530  $     --
                                               ========  =========  =========
The changes in assets and liabilities, net of
 balances assumed through acquisitions, were
 as follows:
Decrease (increase) in assets:
  Receivables--net............................ $   (310) $ (30,781) $  (8,470)
  Inventories--net............................    1,119     (1,064)    (1,244)
  Prepaid expenses............................      596     (1,103)    (4,545)
  Current deferred income taxes...............      317       (168)       560
  Deferred income taxes.......................   (9,941)       149       (149)
  Other assets................................   (7,704)    (2,147)    (3,106)
Increase (decrease) in liabilities:
  Accounts payable............................     (389)       866     (1,954)
  Accrued compensation........................    2,776      2,467        151
  Deferred revenue............................    3,434      2,329      1,157
  Other accrued liabilities...................   (8,028)     8,859      4,873
  Deferred income taxes.......................   (1,591)       252     (1,121)
  Other noncurrent liabilities................    2,919      1,830        197
                                               --------  ---------  ---------
    Net change in assets and liabilities...... $(16,802) $ (18,511) $ (13,651)
                                               ========  =========  =========

   See accompanying Notes to Consolidated and Combined Financial Statements.

                     METROMAIL CORPORATION AND AFFILIATES

            NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

1. ORGANIZATION AND NATURE OF OPERATIONS

  Metromail Corporation ("Metromail" or the "Company") is a leading provider of direct marketing, database marketing and reference products and services in the United States and the United Kingdom.

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

  The accompanying consolidated and combined financial statements include the accounts of Metromail and subsidiaries, as well as International Communication & Data Plc ("ICD") and Data by Design ("DBD"), which were affiliates of Metromail in 1995. ICD was an affiliate of Metromail and an indirect wholly owned subsidiary of R. R. Donnelley located in the United Kingdom. DBD was a division of a wholly owned subsidiary of R. R. Donnelley located in the United Kingdom, which was acquired by R. R. Donnelley in August 1994. ICD was contributed to Metromail by R. R. Donnelley in February 1996. Subsequent to this contribution, ICD purchased all of the assets of DBD. The accompanying financial statements have been restated to reflect the combination of entities under common control by R. R. Donnelley at December 31, 1995. ICD and DBD are included in the results of operations of the accompanying consolidated and combined financial statements from the date of original acquisition by R. R. Donnelley in May 1995 and August 1994, respectively. The consolidated financial statements also include Atlantes Corporation ("Atlantes"), Marketing Information Technologies ("MIT") and Saxe, Inc. ("Saxe"), three wholly owned subsidiaries that were acquired during the third quarter of 1997. Atlantes is a company that obtains, processes and manages information from product registration questionnaires. MIT is a database marketing and strategic marketing services and consulting firm. Saxe is a provider of object-oriented, open-architecture software solutions and databases for database marketing purposes. Metromail and its wholly owned subsidiaries are collectively referred to hereinafter as the "Company".

2. SIGNIFICANT ACCOUNTING POLICIES

 Basis of Consolidation and Combination

  The consolidated and combined financial statements include all accounts of the Company. All material intercompany balances and transactions are eliminated in consolidation and combination.

 Revenue Recognition and Deferred Revenues

  The Company recognizes revenues for direct marketing services at the time the services are provided. For sales of data under guaranteed multi-year agreements related to a file installation of selected data from the National Consumer Data Base, the Company defers the recognition of a portion of the revenue related to the future costs and margin of the information or services to be provided in such future years. Current year revenues include the balance of the guaranteed revenue under the respective agreements, discounted by an appropriate interest rate factor if the collection period exceeds one year. The portion of such receivable to be collected in future years is recorded in "Other Assets" in the accompanying financial statements. Revenues for reference services are recognized at the time the service is provided or the product is delivered. The Company's proprietary database software is generally licensed for an initial term of three years. The license provides for (a) an initial license fee, (b) subsequent annual license and maintenance fees and
(c) customer support service fees. Initial license fee revenues are recognized when delivery of the software has occurred, collectibility is probable and the

                     METROMAIL CORPORATION AND AFFILIATES

Company retains no significant obligations under the licensing agreements. Annual license and maintenance fees are recognized over the balance of the contract in accordance with specific contract terms. Revenues from customer support services are recognized in the period in which the support services are performed by the Company.

  The Company provides sales allowances for sales credits issued to clients in the normal course of business. The allowances are recorded as reductions of sales and are included in net sales in the accompanying statement of operations. The reductions included in net sales were $4.9 million, $5.0 million and $5.1 million for the years ended 1997, 1996 and 1995, respectively.

 Per Share Information

  In accordance with SFAS No. 128, net income per share for the years ended December 31, 1997, 1996 and 1995 has been computed on a basic and dilutive basis. For the year ended December 31, 1997 there are no reconciling items between basic and dilutive net income per share. Options to purchase 1,771,969 shares of common stock were outstanding during 1997 but are not included in the computation of diluted net income per share because their effect is antidilutive. For the year ended December 31, 1996 there are 1,220 potential shares of common stock added to the number of shares outstanding in reconciling between basic and dilutive net income per share, and there is no effect on income available to common stockholders. Additionally in 1996, there were options outstanding to purchase 1,290,250 shares of common stock, but these are not included in the computation because their effect is antidilutive. For the year ended December 31, 1995 the weighted average number of common stock outstanding, for both basic and dilutive, reflects the shares issued by the Company upon completion of the IPO as if they were outstanding the entire year.

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

                     METROMAIL CORPORATION AND AFFILIATES

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

  Internal software represents costs incurred to purchase externally developed software, external consulting costs and direct internal costs incurred in the development of various production and administrative applications. Intangible assets as of December 31, 1997 included $5.7 million related to a major redesign of the file structure of the Company's database. This new database structure supports the delivery of the Company's information service offerings. The costs related to this redesign are being amortized over its expected period of benefit of five years. All other internal software is amortized over three years.

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

 Impairment of Long-lived Assets

  The Company periodically assesses whether events or circumstances have occurred that may indicate the carrying value of its long-lived assets may not be recoverable. When such events or circumstances indicate the carrying value of an asset may be impaired, the Company uses an estimate of the future undiscounted cash flows to be derived from the asset over the remaining useful life of the asset to assess whether or not the asset is recoverable. If the future undiscounted cash flows to be derived over the life of the asset do not exceed the asset's net book value, the Company recognizes an impairment loss for the amount by which the net book value of the asset exceeds its estimated fair market value. The Company has recognized no material impairment losses for the years ended December 31, 1997, 1996 and 1995. Management does not believe any material impairment of long-lived assets exists as of December 31, 1997.

 Income Taxes

  Metromail and its wholly owned subsidiaries were included in the consolidated federal income tax return of R. R. Donnelley through June 19, 1996 (the date of completion of the IPO). DBD and ICD had historically been included in the consolidated tax return of R. R. Donnelley's wholly owned United Kingdom subsidiaries. The consolidated and combined tax provision is presented as if the Company filed separate tax returns. Deferred taxes are provided when tax laws and financial accounting standards differ with respect to the amount of income calculated in a given year and the bases of assets and liabilities, in accordance with Statement of Financial Accounting Standards No. 109. Prior to completion of the IPO, income taxes were paid by R. R. Donnelley on behalf of Metromail.

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

                     METROMAIL CORPORATION AND AFFILIATES

 Change in Accounting Principles

  As required by the Financial Accounting Standards Board's Emerging Issues Task Force ("EITF") Issue 97-13, "Accounting for Costs Incurred In Connection with a Consulting Contract That Combines Business Process Reengineering and Information Technology Transformation", Metromail recorded an after-tax charge of $4.5 million of previously capitalized costs ($.20 per common share on both the basic and diluted bases) in the fourth quarter of 1997. These costs relate to business process reengineering and information technology transformation, which are no longer allowed to be capitalized under EITF 97-13, issued in the fourth quarter. This charge was reported as a cumulative effect of change in accounting principle.

 Fair value of financial instruments

  The carrying amount reported in the consolidated balance sheets for cash, accounts receivable, prepaid expenses and other current assets, accounts payable and accrued expenses approximates fair value because of the immediate or short-term maturity of these financial instruments. The recorded value of long-term debt is estimated to approximate fair value due to the interest rates incurred by the Company on such debt.

 New accounting pronouncements

  SFAS No. 130, "Reporting Comprehensive Income," issued in June 1997, will require the Company to disclose, in financial statement format, all non-owner changes in equity. Such changes include, for example, cumulative foreign currency translation adjustments, certain minimum pension liabilities and unrealized gains and losses on available-for-sale securities. This Statement is effective for fiscal years beginning after December 15, 1997 and requires presentation of prior period financial statements for comparability purposes. The Company expects to adopt this Statement beginning with its financial statements for the year ending December 31, 1998. Adoption of this statement is not expected to have a material impact on the Company's financial statements.

  SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," issued in June 1997, establishes standards for reporting information about operating segments in annual financial statements and interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major clients. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Generally, financial information is required to be reported on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments. The Company expects to adopt this Statement in its financial statements for the year ending December 31, 1998.

3. TRANSACTIONS WITH R. R. DONNELLEY & SONS COMPANY

  Related party transactions with R. R. Donnelley not disclosed elsewhere in the financial statements are as follows:

 Employee Benefit Programs

  Prior to completion of the IPO, the Company participated in various employee benefit programs which were sponsored by R. R. Donnelley. These programs included medical, dental and life insurance and workers' compensation. The Company reimbursed R. R. Donnelley for its proportionate cost of these programs based on historical experience and relative headcount. The costs reimbursed to R. R. Donnelley included costs for reported claims as well as incurred but not reported claims. The Company recorded expense related to the reimbursement of these costs of approximately $5.5 million in the period from January 1, 1996 through the completion of the

                     METROMAIL CORPORATION AND AFFILIATES

IPO. These costs were charged to database and production costs, selling expense and general and administrative expense based on the number of employees in each of these categories.

  At the completion of the IPO, the Company and R. R. Donnelley entered into a Benefit Administration Services Agreement. This agreement, among other things, permitted the Company to continue to participate in the welfare plans of R. R. Donnelley until the Company established its own welfare plans, which it did on July 1, 1996. The Benefit Administration Services Agreement also required the Company to reimburse R. R. Donnelley for (1) the actual cost of benefits provided under R. R. Donnelley's employee benefit plans for Company employees during the period in which the Company continued to participate in such plans following completion of the IPO and (2) the Company's pro rata share of administration and plan asset management expenses incurred in the operation of these plans during such period. This Agreement expired on December 31, 1996. The costs incurred by the Company under this agreement in respect of the Company's participation in R. R. Donnelley's employee benefit plans for the period from completion of the IPO through December 31, 1996 were $1.3 million.

 Post-Retirement Medical and Life Insurance Benefits

  Prior to completion of the IPO, the Company also participated in a post-retirement benefit program sponsored by R. R. Donnelley, which provides certain post-retirement medical and life insurance benefits. Prior to completion of the IPO, the Company reimbursed R. R. Donnelley for its proportionate cost of these programs based on an actuarial estimation of the proportionate costs attributable to all of the Company's employees. The Company recorded expense related to the reimbursement of these costs of approximately $1.2 million for the year ended December 31, 1996. Under the Benefit Administration Services Agreement, the Company assumed the liability to provide retiree medical and life insurance benefits with respect to active employees who had not yet satisfied the age and service eligibility requirements to receive such benefits as of the completion of the IPO, and R.
R. Donnelley retained the liability to provide retiree benefits to all active and terminated employees who had met the age and service requirements for eligibility as of the completion of the IPO. The liability related to the portion of post-retirement benefits which will be paid by the Company has been reflected in other noncurrent liabilities in the accompanying financial statements in the amount of $7.0 million as of December 31, 1997 and $6.0 million as of December 31, 1996. The liability related to the portion of post-retirement liability retained by R. R. Donnelley, net of associated deferred taxes receivable from R. R. Donnelley, has been reflected in other noncurrent liabilities in the accompanying financial statements.

 Corporate Services

  Prior to completion of the IPO, R. R. Donnelley provided certain support services to the Company, including legal, tax, treasury, benefits administration, real estate, audit and corporate development services. These charges were allocated by R. R. Donnelley to the Company based on various formulas which reasonably approximate the actual costs incurred. The expense recorded by the Company for these allocations was approximately $1.3 million for the period from January 1, 1996 through the completion of the IPO and are included in general and administrative expenses in the accompanying income statements. The amounts allocated by R. R. Donnelley are not necessarily indicative of the actual costs which may have been incurred had the Company operated as an entity unaffiliated with R. R. Donnelley during the periods prior to completion of the IPO. However, the Company believes that such allocation was reasonable and in accordance with the Securities and Exchange Commission's Staff Accounting Bulletin No. 55.

                     METROMAIL CORPORATION AND AFFILIATES

  At the completion of the IPO, the Company and R. R. Donnelley entered into a Transition Services Agreement, pursuant to which R. R. Donnelley or its affiliates agreed to perform certain legal, environmental, real estate, risk management and tax services for the Company, and the Company agreed to furnish
R. R. Donnelley certain financial information. The costs incurred by the Company under this agreement for 1997 were $0.02 million and for the period from completion of the IPO through December 31, 1996 were $0.2 million.

 Metromail Computer Processing Services

  Prior to completion of the IPO, the Company provided computer processing services to R. R. Donnelley for most of the corporate software applications used by R. R. Donnelley. The Company charged R. R. Donnelley the estimated cost of providing these services. These costs include hardware, software and labor costs associated with running the various application programs used by
R. R. Donnelley. The costs reimbursed by R. R. Donnelley were approximately $1.8 million for the period from January 1, 1996 through the completion of the IPO. This amount has been recorded as a reduction of database and production costs in the accompanying income statement. The Company believes these reimbursed costs reasonably approximate the actual costs incurred by the Company.

  At the completion of the IPO, the Company entered into a Data Center Services Agreement with R. R. Donnelley. Under the Data Center Services Agreement, the Company provides to R. R. Donnelley general computer and data processing services, including mainframe processing and technical software systems support and data processing for R. R. Donnelley's internal business purposes. The Data Center Services Agreement will be in effect for the period commencing on the closing of the IPO and ending on December 31, 1998. After December 31, 1998, the Data Center Services Agreement will automatically renew unless terminated by either party upon six months notice. R. R. Donnelley paid the Company a fee of $4.4 million and $4.3 million for the Company's services under the agreement during the periods ending on December 31, 1997 and 1996, respectively. The yearly fee will be adjusted according to changes in R. R. Donnelley's service needs and increased by an amount equal to the average published consumer price index increase for the preceding 12 months, measured at September 30 of each year, provided that such increases shall not exceed six percent per year.

 Sales through R. R. Donnelley

  The Company sold products and services to clients who were also clients of
R. R. Donnelley. For some of these sales, the Company's clients were billed by
R. R. Donnelley. R. R. Donnelley then allocated to the Company that portion of the revenue attributable to the Company's performed services, as agreed upon by the Company and its client. These sales approximated $21.9 million, $21.8 million and $22.7 million for the years ended December 31, 1997, 1996 and 1995, respectively. The receivables from the Company's clients related to sales prior to the completion of the IPO are excluded from the Company's balance sheets as R. R. Donnelley retained risk of loss with collection.

  At the completion of the IPO, the Company and R. R. Donnelley entered into a Sales Agreement. Pursuant to the Sales Agreement, if R. R. Donnelley successfully sells the services of the Company to a customer, R. R. Donnelley will, following performance of the services, invoice and seek to collect the amounts owed from such customer for the services provided by the Company. Upon collection of such amounts from the customer, R. R. Donnelley will pay the collected amount less two percent. Under this agreement, revenue attributable to the Company's performed services are recognized at the completion of the Company's services. The Company retains the risk of loss related to these sales and $5.0 million and $4.9 million of these sales are included in receivables at December 31, 1997 and 1996, respectively.

                     METROMAIL CORPORATION AND AFFILIATES

 Tax Allocation and Indemnification Agreement

  Pursuant to a Tax Allocation and Indemnification Agreement entered into by the Company and R. R. Donnelley at the completion of the IPO, the Company remained obligated to pay to R. R. Donnelley any income taxes shown on R. R. Donnelley's consolidated and combined tax returns, generally to the extent attributable to the Company, for the tax period (the "Interim Period") beginning on January 1, 1996 and ending on the date of the consummation of the IPO (to the extent that it has not previously paid such amounts to R. R. Donnelley). In addition, if the income tax liability shown on any such consolidated or combined tax return for the Interim Period and attributable to the Company is adjusted as a result of an action of a taxing authority or a court, then the Company will pay to R. R. Donnelley the full amount of any increase in such tax liability (together with any applicable interest and penalties). Under federal regulations, the Company will be subject to several liability for the consolidated federal income taxes for any tax year (including the Interim Period) in which it was a member of the R. R. Donnelley federal consolidated group (whether or not such taxes are attributable to the Company). R. R. Donnelley has agreed to indemnify the Company against such liability and any similar liability under state and local law. R. R. Donnelley has also agreed to indemnify the Company against any increase in the Company's income taxes (whether or not related to taxes paid on a consolidated or combined basis) for periods prior to January 1, 1996 that result from an action of a taxing authority or a court (except to the extent such increase provides tax benefits to the Company for periods beginning on or after January 1, 1996, in which case the sum of such tax benefits will be retained by R. R. Donnelley or paid by the Company to R. R. Donnelley).

4. INVENTORIES

  The components of the Company's inventories were as follows:

                                                                   DECEMBER 31,
                                                                   -------------
                                                                    1997   1996
                                                                   ------ ------
                                                                        (IN
                                                                    THOUSANDS)
      Raw materials............................................... $1,675 $2,662
      Work in process.............................................  3,928  4,060
                                                                   ------ ------
        Total..................................................... $5,603 $6,722
                                                                   ====== ======

  Raw material inventories consist mainly of paper and other materials used in the manufacturing of directories. Work in process inventories consist of costs associated with jobs not completed for list, list enhancement, lettershop and directories in process.

5. PROPERTY AND EQUIPMENT

  Property and equipment consisted of the following:

                                                               DECEMBER 31,
                                                             ------------------
                                                               1997      1996
                                                             --------  --------
                                                              (IN THOUSANDS)
      Land.................................................. $  1,439  $  1,439
      Buildings and improvements............................   30,791    30,328
      Machinery, equipment and computer hardware............   83,420    64,247
                                                             --------  --------
        Total property and equipment........................  115,650    96,014
      Accumulated depreciation..............................  (61,276)  (50,701)
                                                             --------  --------
        Net property and equipment.......................... $ 54,374  $ 45,313
                                                             ========  ========

  Depreciation expense included in the Consolidated and Combined Statements of Operations was $9.7 million, $8.6 million and $6.5 million for the years ended December 31, 1997, 1996 and 1995, respectively.

                     METROMAIL CORPORATION AND AFFILIATES

6. INTANGIBLE ASSETS

  Intangible assets consisted of the following:

                                                               DECEMBER 31,
                                                             ------------------
                                                               1997      1996
                                                             --------  --------
                                                              (IN THOUSANDS)
      Databases and software development costs.............. $ 70,308  $ 65,410
      Goodwill..............................................  303,043   276,761
                                                             --------  --------
        Total intangibles...................................  373,351   342,171
      Accumulated amortization..............................  (99,442)  (86,372)
                                                             --------  --------
        Total intangibles, net.............................. $273,909  $255,799
                                                             ========  ========

  Amortization expense included in the Consolidated and Combined Statements of Operations was $28.2 million, $19.8 million and $14.4 million for the years ended December 31, 1997, 1996 and 1995, respectively.

7. OTHER ASSETS

  Other assets include investment tax credits recorded in connection with an investment and employment agreement between the Company and the state of Nebraska. The credits recorded in other assets are approximately $3.9 million and $4.9 million as of December 31, 1997 and 1996, respectively. Under the terms of the agreement, the Company must maintain certain investments in plant and equipment and the number of personnel in the state over a defined period of time.

  The Company records the income derived from this agreement in the period in which the required wage and capital expenditures are made. The investment credits will be realized through reductions of sales, use and other state taxes in future periods. Approximately $1.6 million of these tax credits expire in the year 2002 and $2.3 million expire in the year 2009. The benefits associated with these credits are recorded in earnings from operations in the amount of approximately $1.0 million for each of the years ended December 31, 1997, 1996 and 1995. The credits are classified in database and production costs, selling expense and general and administrative expense based on a proration of the amount of wage and capital expenditures applicable to each of the respective areas.

  Included in other assets is $11.0 million related to the non current portion of receivables associated with multi-year contracts.

  Additionally, other assets include minority investments in common stock totalling $7.5 million, of which $2.7 million are accounted for using the equity method of accounting and $4.8 million are accounted for using the cost method of accounting.

8. PENSION PLAN AND POST-RETIREMENT BENEFITS

  The Company's pension plan (the "Plan") is a defined benefit pension plan sponsored by the Company for its employees. All contributions to the Plan are made by the Company. Employees are considered eligible when they reach 21 years of age. The Plan provides a normal retirement benefit equal to the sum of the following:

  . The benefit accrued as of December 31, 1990;

  . 1.5% of covered earnings for each year of benefit services earned after December 31, 1990, up to a maximum of 38 total years of benefit service (including years of benefit service earned prior to 1991);

                     METROMAIL CORPORATION AND AFFILIATES

  . 0.5% of covered earnings in excess of covered compensation for each year of benefit services earned after December 31, 1990, up to a maximum of 38 total years of benefit service (including years of benefit service earned prior to 1991); and

  . 2.0% of covered earnings for each year of benefit service in excess of 38 years.

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

  Net pension expenses (credits) included in operating results for the Plan for the years ended December 31 were:

                                                      1997     1996     1995
                                                     -------  -------  -------
                                                         (IN THOUSANDS)
      Service cost.................................. $ 2,449  $ 2,178  $ 1,386
      Interest cost on the projected benefit
       obligation...................................   2,618    2,391    2,027
      Actual (return) loss on plan assets...........  (9,666)  (5,410)  (6,506)
      Amortization of unrecognized prior service
       costs and of net obligation at adoption of
       SFAS No. 87 and deferrals....................   6,312    2,549    4,542
                                                     -------  -------  -------
        Total expense............................... $ 1,713  $ 1,708  $ 1,449
                                                     =======  =======  =======

  The actuarial computations that derived the above amounts assumed a discount rate on the projected benefit obligations of 7.00% at December 31, 1997, 7.50% at December 31, 1996 and 7.25% at December 31, 1995, an expected long-term rate of return on Plan assets of 9.5% and annual salary increases of 5.0%.

  In June of 1992 certain accrued benefits and assets relating thereto were transferred to the Plan from the Oregon Printing Industry Pension Plan (the "OPI Benefits"). In connection with the IPO, in July of 1996, the OPI Benefits (approximately $1.9 million) were transferred from the Plan to the R. R. Donnelley Norwest Pension Plan. Had these assets been excluded from plan assets, pension expense would not have been materially impacted for the years ended December 31, 1996 and 1995, respectively.

  Plan assets are mainly invested in marketable securities valued at the last quoted market price during the fiscal year. The funded status and prepaid pension cost as of December 31 are as follows:

                                                                1997     1996
                                                               -------  -------
                                                               (IN THOUSANDS)
      Fair value of Plan assets..............................  $48,214  $38,432
                                                               -------  -------
      Actuarial present value of benefit obligations:
        Vested...............................................   29,916   24,482
        Non-vested...........................................    2,496    1,527
                                                               -------  -------
      Total accumulated benefit obligations..................   32,412   26,009
      Additional amounts related to projected wage increases.   10,830    9,175
                                                               -------  -------
      Projected benefit obligations for services rendered to
       date..................................................   43,242   35,184
                                                               -------  -------
      Plan assets over projected benefit obligations.........    4,972    3,248
      Unrecognized prior service cost........................    1,097    1,213
      Unrecognized net (gain) from experience................   (4,379)  (2,385)
      Unrecognized portion of net transition obligation......      580      751
                                                               -------  -------
        Prepaid pension costs................................  $ 2,270  $ 2,827
                                                               =======  =======

                     METROMAIL CORPORATION AND AFFILIATES

  In the event of Plan termination, the Plan provides that no funds can revert to the Company and any excess assets over Plan liabilities must be used to fund retirement benefits.

  Benefits under the Plan are limited to the extent required by provisions of the Internal Revenue Code and the Employee Retirement Income Security Act of 1974. If payment of retirement benefits is limited by such provisions, an amount equal to any reduction in retirement benefits will be paid as supplemental benefit under the Unfunded Supplemental Benefit Plan effective January 1, 1996. In 1997, $0.3 million was charged to expense. The accumulated benefit obligation of $0.6 million was recorded in other accrued liabilities at December 31, 1997. At December 31, 1997 the related projected benefit obligation was $1.45 million.

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

  The accrual basis expense for all employees of the Company recorded in the accompanying statements of operations for post-retirement benefit programs sponsored by R. R. Donnelley or the Company during 1997, 1996 and 1995 is as follows:

                                                          1997    1996    1995
                                                         ------  ------  ------
                                                            (IN THOUSANDS)
      Service cost...................................... $  905  $  913  $1,088
      Interest cost.....................................    721     646     742
      Amortization of prior service cost................   (311)   (378)    --
                                                         ------  ------  ------
        Total expense................................... $1,315  $1,181  $1,830
                                                         ======  ======  ======

  The total 1997 post-retirement benefit expense includes $0.3 million related to the Company's employees covered by R.R. Donnelley's Post-Retirement Plan. This is not included within the Company's total net post-retirement liability listed below. The Company is liable for post-retirement medical and life insurance benefits for active employees under 55 years of age who were not yet eligible to receive benefits as of the date of completion of the IPO. R. R. Donnelley is liable for payments of post-retirement medical and life insurance benefits for all other employees of the Company as of the date of the IPO. The Company's liability is as follows:

                                                                    1997   1996
                                                                   ------ ------
                                                                        (IN
                                                                    THOUSANDS)
      Accumulated post-retirement benefit obligation:
       Retirees and their dependents.............................. $   37 $  --
       Active employees fully eligible to retire and receive
        benefits..................................................  1,309    --
       Active employees not yet fully eligible....................  4,251  4,766
                                                                   ------ ------
          Total Accumulated post-retirement benefit obligation.... $5,597 $4,766
        Unrecognized prior service cost...........................    531    863
        Unrecognized net gain.....................................    878    345
                                                                   ------ ------
        Net post-retirement liability............................. $7,006 $5,974
                                                                   ====== ======

  This liability, net of associated deferred taxes receivable from R. R. Donnelley, has been reflected in other noncurrent liabilities.

                     METROMAIL CORPORATION AND AFFILIATES

  The actuarial computations assume a discount rate of 7.0% (7.25% at December 31, 1996) and a health care cost trend rate of 8.0%, declining gradually to 5.0% in the year 2009 and thereafter to determine the accumulated post-retirement benefit obligation. A one percentage point increase in the health care cost trend rate would increase the 1997 post-retirement benefit expense by less than $0.1 million and the accumulated post-retirement benefit obligation as of December 31, 1997 by approximately $0.25 million.

9. LEASE OBLIGATIONS

  The Company leases office space and various equipment. The leases are mainly accounted for as operating leases. Rental costs under the operating lease agreements approximated $10.8 million, $10.0 million and $9.4 million for the years ended December 31, 1997, 1996 and 1995, respectively.

  Minimum future lease obligations in effect at December 31, 1997 are:

                                                                    OBLIGATION
                                                                  --------------
                                                                  (IN THOUSANDS)
      Period ending December 31,
        1998.....................................................    $12,711
        1999.....................................................     10,928
        2000.....................................................      8,433
        2001.....................................................      5,293
        2002 and thereafter......................................     34,383
                                                                     -------
          Total..................................................    $71,748
                                                                     =======

  The Company accounts for leases of computer equipment as capital leases. These leases were initiated during 1996 and 1997 and are for terms ranging from one to five years. The gross asset value recorded under these leases is $12.9 million. Accumulated amortization at December 31, 1997 was approximately $2.4 million and was included in depreciation expense for the year.

  Minimum future lease obligations and imputed interest in effect at December 31, 1997 are:

                                                              OBLIGATION
                                                      --------------------------
                                                      PRINCIPAL INTEREST  TOTAL
                                                      --------- -------- -------
                                                            (IN THOUSANDS)
      Period ending December 31,
        1998.........................................  $5,063     $552   $ 5,615
        1999.........................................   2,642      251     2,893
        2000.........................................   1,051      118     1,169
        2001.........................................     847       29       876
                                                       ------     ----   -------
          Total......................................  $9,603     $950   $10,553
                                                       ======     ====   =======

10. COMMITMENTS AND CONTINGENCIES

  On April 18, 1996, the Company was named in a lawsuit by Beverly J. Dennis against the Company, R. R. Donnelley, and four other parties. The Company believes that this litigation would not have a material adverse effect on the financial position of the Company. However, because this litigation is in its early stages, it is not possible to make a meaningful determination of the ultimate outcome or to make an estimate of the loss, if any, should the outcome be unfavorable. The Company has made a preliminary estimate that its costs of litigating the case will be $1.5 million. The Company's insurer has agreed to assume the defense of this case subject to a reservation of rights to deny coverage. In the event the Company's insurer were to successfully deny coverage, R. R. Donnelley has agreed to pay the legal fees and expenses incurred by the Company in defending this case,

                     METROMAIL CORPORATION AND AFFILIATES
but the Company would be responsible for any other amounts payable by it as a result of this case. Because of such agreements to pay such fees and expenses, such legal fees and expenses will not affect the Company's cash flows; however, if R. R. Donnelley were to pay such fees and expenses, applicable accounting principles would require the Company to recognize such fees and expenses as incurred and apply all payments by R. R. Donnelley in respect of such fees and expenses to additional paid-in capital.

  The Company is subject to various claims and legal actions other than the Dennis litigation that arise in the ordinary course of business. The Company believes such claims and legal actions, individually and in the aggregate, will not have a material adverse effect on the business or financial condition of the Company.

11. DEBT

  The Company amended its $45.0 million revolving credit agreement on August 18, 1997. Under the amended credit agreement (the "Amended Credit Agreement"), the Company is entitled to borrow up to $100.0 million on a revolving credit basis. Borrowings under the Amended Credit Agreement mature in 2002 and bear interest (i) at the prime rate announced by the bank acting as agent for the syndicate, (ii) at the LIBOR rate plus, depending on the Company's leverage ratio and fixed charge coverage ratio, up to 42.5 basis points per annum or
(iii) at a rate determined by competitive bidding. At December 31, 1997 there was $61.2 million outstanding under the Amended Credit Agreement resulting primarily from the acquisitions of Saxe and MIT and the purchase of treasury stock. Interest paid, net of capitalized interest, was $1.7 million in 1997. Interest paid, net of capitalized interest and related party interest, was $0.6 million in 1996. The Company's revolving credit agreement contains warranties and covenants which, among other things, require the maintenance of ratios related to leverage and cash flow. As of December 31, 1997 the Company was in compliance with all covenants.

12. INCOME TAXES

  The components of the provision for taxes for the years ended December 31 are as follows:

                                                           1997    1996    1995
                                                          ------  ------- ------
                                                             (IN THOUSANDS)
      Federal............................................ $  503  $ 9,118 $5,435
      State..............................................    (95)   1,989    832
      Foreign............................................    676    1,542    318
                                                          ------  ------- ------
        Total tax provision.............................. $1,084  $12,649 $6,585
                                                          ======  ======= ======

  The current and deferred portions of the income tax provision are as follows:

                                                         1997     1996    1995
                                                        -------  ------- ------
                                                            (IN THOUSANDS)
      Current.......................................... $10,286  $12,357 $7,295
      Deferred.........................................  (9,202)     292   (710)
                                                        -------  ------- ------
        Total provision................................ $ 1,084  $12,649 $6,585
                                                        =======  ======= ======

  A reconciliation of the effective tax rate from statutory U.S. federal income tax rate of 35% for the years ended December 31 is as follows:

                                                             1997    1996  1995
                                                             -----   ----  ----
      Federal rate..........................................  35.0%  35.0% 35.0%
      State taxes...........................................   3.2    6.0   8.9
      Foreign taxes.........................................   2.1    --    2.4
      Goodwill amortization................................. (82.3)   8.9  23.0
      Other.................................................   5.2     .8   1.4
                                                             -----   ----  ----
        Effective tax rate.................................. (36.8)% 50.7% 70.7%
                                                             =====   ====  ====

                     METROMAIL CORPORATION AND AFFILIATES

  As of December 31, 1997 and 1996 total current deferred tax assets and total noncurrent deferred tax (liability) asset are as follows:

                                                                1997     1996
                                                               -------  -------
                                                               (IN THOUSANDS)
      Allowance for doubtful accounts......................... $   711  $   690
      Inventory...............................................  (2,041)  (1,086)
      Vacation liability......................................   1,628      756
      Miscellaneous, other....................................     178      433
                                                               -------  -------
        Total net current deferred tax asset..................     476      793
                                                               -------  -------
      Accumulated depreciation................................  (3,203)  (3,906)
      Goodwill and intangibles................................   1,647    1,172
      Other intangibles.......................................  10,036   (1,014)
      Pension accrual.........................................  (1,934)    (267)
      Post retirement liabilities.............................   2,641    2,424
      Miscellaneous, other....................................     754      --
                                                               -------  -------
        Total net noncurrent deferred tax (liability) asset...   9,941   (1,591)
                                                               -------  -------
        Total................................................. $10,417  $  (798)
                                                               =======  =======

  The Company has not provided a valuation allowance for deferred tax assets because, although realization is not assured, the Company believes it is more likely than not that such tax assets will be recognized through reversals of taxable timing differences and taxable income in future periods.

  Taxes payable at December 31, 1997 are included in other accrued liabilities. Cash payments for income taxes were $14.0 million for the period ended December 31, 1997 and $7.2 million for the period from June 19, 1996 through December 31, 1996.

13. ACQUISITIONS

  The Company acquired ICD, through a wholly owned subsidiary of R. R. Donnelley, in May 1995. In February 1996, a wholly owned subsidiary of R. R. Donnelley contributed ICD to Metromail. Subsequent to the contribution, ICD purchased all of the net assets of DBD. This contribution and purchase between entities under R. R. Donnelley's common control resulted in the historical costs bases of ICD and DBD (prior to their contribution and purchase) being carried over to Metromail with no gain or loss recognized as a result of these transactions.

  The Company completed three acquisitions during 1997: (i) the acquisition of Atlantes, which closed on July 1, 1997; (ii) the acquisition of MIT, which closed on August 21, 1997; and (iii) the acquisition of Saxe, which closed on September 26, 1997. A substantial portion of the Saxe purchase price was allocated to in-process research and development and written off in the third quarter (approximately $23 million pre-tax--$13.8 million after tax). In the acquisition of Atlantes, the Company issued 698,431 shares of common stock and paid $2.9 million in cash to Atlantes holders. Up to an additional $12.5 million in the form of common stock could be paid to Atlantes shareholders in the 1999-2002 time period based upon achievement of specified performance targets. The Company paid cash in the acquisition of MIT and the acquisition of Saxe, and the Company may be required to make additional cash payments during the 1998-2000 time period in connection with the acquisition of MIT depending on achievement of specified performance targets. The impact of these acquisitions if they had been recorded as of January 1, 1997 is not material.

                     METROMAIL CORPORATION AND AFFILIATES

14. STOCK INCENTIVE PLANS

  The Company accounts for these plans under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for stock options been determined consistent with FASB Statement No. 123, the Company's net income for 1997 and 1996 would have been reduced by $.3 million and $1.6 million, respectively. Net income per share for 1997 and 1996 would have been reduced by $0.01 and $0.07, respectively. These plans were not effective for 1995, accordingly 1995 and prior years were not affected by this accounting.

  The fair value in 1997 of each option is estimated on the date of grant using the Black Scholes option pricing model with the following assumptions: weighted average risk-free interest of 6.23%; no expected dividend yield; expected life of five years; weighted average volatility of 36%. The fair value in 1996 of each option is estimated on the date of grant using the Black Scholes option pricing model with the following assumptions: weighted average risk-free interest of 7.1%; no expected dividend yield; expected life of ten years; weighted average volatility of 36%.

15. EMPLOYEE STOCK PURCHASE PLAN

  The Company has an Employee Stock Purchase Plan which permits employees to purchase shares of Common Stock at below-market prices. The Plan is intended to qualify as an employee stock purchase plan under section 423 of the Internal Revenue Code of 1986, as amended. The plan is not subject to the provisions of the Employee Retirement Income Security Act of 1974, and is not intended to be and does not qualify as a pension, profit sharing or other "qualified" plan under Section 401(a) of the Code. The Plan became effective on July 1, 1997. Payroll deductions are credited to a purchase account on the books of the Company on the behalf of each participant. Purchases of stock are made at the end of each quarter.

16. OTHER ACCRUED LIABILITIES

  The balance in other accrued liabilities consists of the following:

  CURRENT PORTION

                                                                 1997    1996
                                                                ------- -------
                                                                (IN THOUSANDS)
      Taxes.................................................... $ 3,220 $ 7,755
      Capital lease (see Note 9)...............................   5,063   4,581
      Royalties................................................     714   3,363
      Amount due to related party..............................     --    4,600
      Customer deposits........................................   4,485     422
      Accrued survey costs.....................................   2,326     --
      Accrued insurance........................................   1,216     --
      Accrued interest expense.................................     754     --
      Other....................................................   7,507   7,839
                                                                ------- -------
        Total.................................................. $25,285 $28,560
                                                                ======= =======
  NON-CURRENT PORTION

      Post retirement benefits................................. $ 7,355 $ 7,041
      Capital lease (see Note 9)...............................   4,540     --
                                                                ------- -------
        Total.................................................. $11,895 $ 7,041
                                                                ======= =======

                     METROMAIL CORPORATION AND AFFILIATES

     NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS--(CONCLUDED)


17. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                               1ST      2ND     3RD      4TH
                                             QUARTER  QUARTER QUARTER  QUARTER
                                             -------  ------- -------  -------
                                             (IN THOUSANDS, EXCEPT PER SHARE
                                                          DATA)
      1997:
      Direct marketing sales................ $35,149  $41,664 $55,419  $52,874
      Database marketing sales..............  16,539   17,809  19,063   25,585
      Reference sales.......................  14,112   14,336  17,097   18,740
                                             -------  ------- -------  -------
        Total net sales.....................  65,800   73,809  91,579   97,199
      Earnings (loss) from operations.......   3,387    5,324 (10,520)     395
      Net income (loss).....................   1,263    2,603  (7,079)  (5,308)
      Earnings (loss) per share.............    0.06     0.12   (0.31)   (0.24)
      Earnings (loss) per share--assuming
       dilution.............................    0.06     0.12   (0.31)   (0.24)
                                               1ST      2ND     3RD      4TH
                                             QUARTER  QUARTER QUARTER  QUARTER
                                             -------  ------- -------  -------
                                             (IN THOUSANDS, EXCEPT PER SHARE
                                                          DATA)
      1996:
      Direct marketing sales................ $26,984  $37,121 $34,028  $50,923
      Database marketing sales..............  14,910   18,838  20,792   23,427
      Reference sales.......................  12,475   13,387  13,410   15,150
                                             -------  ------- -------  -------
        Total net sales.....................  54,369   69,346  68,230   89,500
      Earnings from operations..............   1,725    8,713  10,893   15,927
      Net income (loss).....................  (2,887)   1,484   5,947    9,318
      Earnings (loss) per share.............   (0.13)    0.07    0.27     0.42
      Earnings (loss) per share--assuming
       dilution.............................   (0.13)    0.07    0.27     0.42

  The Company has determined that the non-cash write-offs and provisions have been appropriately recorded in the fourth quarter of 1997 and do not require restatements of the previous 1997 quarters or previous year(s) financial statements.

18. SUBSEQUENT EVENTS

  On February 10, 1998, the Company announced that its Board of Directors had retained Lehman Brothers Inc. to assist the Company in its efforts to explore strategic alternatives to maximize shareholder value. On March 13, 1998 the Company announced that it and The Great Universal Stores P.L.C. ("GUS") have signed a definitive merger agreement pursuant to which GUS has agreed to acquire all of the outstanding common stock of the Company at a price of $31.50 per share in cash. Pursuant to a Schedule 14D-9 Solicitation/ Recommendation Statement dated March 16, 1998, the Company announced that its Board of Directors has unanimously (i) determined that such merger agreement and the transactions contemplated thereby are fair to the stockholders of the Company and that the tender offer and the merger contemplated by the merger agreement are otherwise in the best interests of the Company and its stockholders and (ii) approved and adopted such merger agreement and the transactions contemplated thereby and that its Board of Directors recommends that all of the Company accept and adopt such merger agreement and the merger contemplated thereby. Subsequently, the Company announced that a suit has been filed in the Delaware Chancery Court by American Business Information, Inc. ("ABI") to preliminarily and permanently enjoin the consummation of the transactions contemplated by the Merger Agreement. The hearing on ABI's motion for a preliminary injunction will be held on March 27, 1998. Three class action suits have been filed in the Delaware Chancery Court also seeking to enjoin such transactions.

  In addition, the Company announced that it has received from ABI an offer to purchase all of the outstanding common stock of the Company for $33 per share in cash, subject to potential modest upward adjustments if ABI succeeds in invalidating the termination fee in the Merger Agreement and certain stock options. While the ABI offer is not subject to a financing contingency, the financing commitments ABI has provided to the Company are subject to a number of conditions, including the completion of due diligence with respect to both the Company and ABI. The Company's Board of Directors has authorized the Company and its advisors to begin discussions with ABI and its advisors to better understand the ABI offer, including the financing.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  None

                                   PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF METROMAIL CORPORATION.

  Information required by this item regarding directors is contained in the section entitled "Election of Director" in the Company's Proxy Statement for its 1998 Annual Meeting of Stockholders, which section is incorporated herein by reference. Information regarding officers is included at the end of Part I of this Annual Report on Form 10-K. Other information required by this item regarding both directors and officers is contained in the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement for its 1998 Annual Meeting of Stockholders, which section is incorporated herein by reference.

ITEM 11: EXECUTIVE COMPENSATION.

  Information required by this item is contained in the section entitled "Compensation of Directors and Executive Officers" in the Company's Proxy Statement for its 1998 Annual Meeting of Stockholders, which section is incorporated herein by reference.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  Information required by this item is contained in the section entitled "Beneficial Ownership of Common Stock" in the Company's Proxy Statement for its 1998 Annual Meeting of Stockholders, which section is incorporated herein by reference.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  Information required by this item is contained in the section entitled "Certain Transactions" in the Company's Proxy Statement for its 1998 Annual Meeting of Stockholders, which section is incorporated herein by reference.

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

  (b)REPORTS ON FORM 8-K

      No Current Report on Form 8-K was filed by the Company during the fourth quarter of 1997.

  (c)EXHIBITS

      See Item 14(a)(3) above.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          Metromail Corporation

                                                 /s/ Barton L. Faber
                                          By: _________________________________
                                            Name: Barton L. Faber
                                            Title: Chairman, President and
                                            Chief Executive Officer

March 23, 1998

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF METROMAIL CORPORATION AND IN THE CAPACITIES AND ON THE DATE INDICATED.

             SIGNATURE                         TITLE(S)                   DATE
             ---------                         --------                   ----


      /s/ Barton L. Faber            Director and Chairman,          March 23, 1998
____________________________________  President and Chief
          Barton L. Faber             Executive Officer
                                      (principal executive
                                      officer)

      /s/ Ronald G. Eidell           Senior Vice President and       March 23, 1998
____________________________________  Chief Financial Officer
          Ronald G. Eidell            (principal financial
                                      officer)

    /s/ Kenneth A. Glowacki          Vice President, Finance         March 23, 1998
____________________________________  (principal accounting
        Kenneth A. Glowacki           officer)

      /s/ Donald N. Boyce            Director                        March 23, 1998
____________________________________
          Donald N. Boyce

    /s/ Robert C. McCormack          Director                        March 23, 1998
____________________________________
        Robert C. McCormack

      /s/ Peter F. Murphy            Director                        March 23, 1998
____________________________________
          Peter F. Murphy

                                     Director                        March 23, 1998
____________________________________
          Jonathan P. Ward


                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

  We have audited in accordance with generally accepted auditing standards, the consolidated and combined financial statements of Metromail Corporation and Affiliates included in this Form 10-K and have issued our report thereon dated January 31, 1998. Our audit was made for the purpose of forming an opinion on the basic financial statements as a whole. The schedule immediately following this report is presented for purposes of complying with the Securities and Exchange Commissions rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          /s/ Arthur Andersen LLP

                                          Arthur Andersen LLP

Chicago, Illinois
January 31, 1998

                     METROMAIL CORPORATION AND AFFILIATES

                SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                                (IN THOUSANDS)

                                                            DEDUCTIONS--
                                            ADDITIONS        WRITE-OFFS
                              BALANCE  --------------------   OF TRADE   BALANCE
   SALES ALLOWANCES AND       AT THE   CHARGES    CHARGES   RECEIVABLES, AT END
  ALLOWANCES FOR DOUBTFUL    BEGINNING    TO        TO         NET OF      OF
         ACCOUNTS            OF PERIOD SALES(1) EXPENSES(2)  RECOVERIES  PERIOD
  -----------------------    --------- -------- ----------- ------------ -------
For the Year Ended December
 31, 1996..................    3,965    4,979      2,143       (6,626)    4,461
For the Year Ended December
 31, 1997..................    4,461    4,888      4,965       (8,016)    6,298

--------
(1) These amounts represent provisions for sales allowances that are included in net sales.
(2) These amounts represent provisions for doubtful accounts that are included in general and administrative expenses.

                                 EXHIBIT INDEX

 EXHIBIT NO.                             DESCRIPTION
 -----------                             -----------
  2.1        Agreement and Plan of Merger, dated as of March 12, 1998, by and among The Great Universal Stores P.L.C., Great Universal
             Acquisition Corp. and Metromail Corporation. (7)
  2.2        Stock Purchase Agreement, dated as of March 12, 1998, between The
             Great Universal Stores P.L.C. and Metromail Corporation (7)
  2.3        Stock Purchase Agreement, dated as of March 12, 1998, between R.
             R. Donnelley and The Great Universal Stores P.L.C. (8)
  2.4        Form of Stock Purchase Agreement, dated as of March 12, 1998, between The Great Universal Stores P.L.C. and each of Barton L.
             Faber, Ronald G. Eidell and Thomas J. Quarles. (8)
  3(i)       Third Restated Certificate of Incorporation of Metromail
             Corporation, as amended. (4)
  3(ii)      By-laws of Metromail Corporation. (1)
  4.1        Rights Agreement, dated as of February 24, 1997, between Metromail
             Corporation and
             American Stock Transfer and Trust Company, as Rights Agent. (2)
  4.2        First Amendment to Rights Agreement, dated as of March 12, 1998.
             (8)
 10.1        Form of Transition Services Agreement between Metromail
             Corporation and
             R. R. Donnelley. (1)
 10.2        Form of Sales Agreement between Metromail Corporation and R. R.
             Donnelley. (1)
 10.3        Amendment dated March 12, 1998 to Sales Agreement between
             Metromail Corporation and R. R. Donnelley. (8)
 10.4        Form of Benefit Administration Services Agreement between
             Metromail Corporation and
             R. R. Donnelley. (1)
 10.5        Form of Data Center Services Agreement between Metromail
             Corporation and
             R. R. Donnelley. (1)
 10.6        Amendment dated March 12, 1998 to Data Center Services Agreement between Metromail Corporation and R. R. Donnelley. (8)
 10.7        Form of Tax Allocation and Indemnification Agreement between
             Metromail Corporation
             and R. R. Donnelley. (1)
 10.8*       Employment Agreement between Metromail Corporation and Barton L.
             Faber. (1)
 10.9*       Employment Agreement between Metromail Corporation and Susan L.
             Henricks. (1)
 10.10*      Employment Agreement between Metromail Corporation and Ronald G.
             Eidell. (4)
 10.11*      Employment Agreement between Metromail Corporation and Thomas J.
             Quarles. (4)
 10.12*      Employment Agreement dated June 16, 1994 between Customer Insight
             Company and
             Tery R. Larrew. (1)
 10.13*      Amendment to Employment Agreement between Customer Insight Company and Tery R. Larrew. (8)
 10.14*      Management Agreement between Metromail Corporation and Barton L.
             Faber. (4)
 10.15*      Amendment to Management Agreement between Metromail Corporation and Barton L. Faber. (8)
 10.16*      Management Agreement between Metromail Corporation and Susan L.
             Henricks. (4)
 10.17*      Management Agreement between Metromail Corporation and Ronald G.
             Eidell. (4)
 10.18*      Amendment to Management Agreement between Metromail Corporation and Ronald G. Eidell. (8)
 10.19*      Management Agreement between Metromail Corporation and Thomas J.
             Quarles. (4)
 10.20*      Amendment to Management Agreement between Metromail Corporation and Thomas J. Quarles. (8)
 10.21*      Management Agreement between Metromail Corporation and Tery R.
             Larrew. (4)
 10.22*      Amendment to Management Agreement between Metromail Corporation and Tery R. Larrew. (8)
 10.23*      Amended and Restated Metromail Corporation 1996 Stock Incentive
             Plan. (5)
 10.24*      Metromail Corporation 1996 Broad-Based Employee Stock Plan. (1)
 10.25*      Metromail Corporation 1997 Employee Stock Purchase Plan (6)
 10.26*      Metromail Corporation Directors' Deferred Retainer Plan (4)
 10.27       Form of Credit Agreement among Metromail Corporation and certain
             Subsidiaries, as Borrower, the Banks named therein and the First
             National Bank of Chicago, as Administrative Agent. (1)